Form 10QSB
period 2000-09-30
FLICKERING STAR FINANCIAL INC
filed 2000-11-13
CIK 1096656

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

                                       OR

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION FROM _______ TO ________.

                         COMMISSION FILE NUMBER 0-28867


                         FLICKERING STAR FINANCIAL, INC.
                 (Name of Small Business Issuer in its charter)


                Nevada                                       88-0407936
  -------------------------------                        -------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)


 2980 S. Rainbow Boulevard, Suite 108
         Las Vegas, Nevada                                      89146
----------------------------------------                      ---------
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

     At September 30, 2000, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                     PART I

                              FINANCIAL INFORMATION


Item I. Financial Statements


                                TABLE OF CONTENTS



                                                                        PAGE
                                                                        ----
         ACCOUNTANT'S LETTER                                               3
         -------------------------------------------------------------------

         BALANCE SHEET - ASSETS                                            4
         -------------------------------------------------------------------

         BALANCE SHEET - LIABILITIES AND STOCKHOLDERS' EQUITY              5
         -------------------------------------------------------------------

         STATEMENT OF OPERATIONS                                         6-7
         -------------------------------------------------------------------

         STATEMENT OF STOCKHOLDERS' EQUITY                                 8
         -------------------------------------------------------------------

         STATEMENT OF CASH FLOWS                                        9-10
         -------------------------------------------------------------------

         NOTES TO FINANCIAL STATEMENTS                                 11-15
         -------------------------------------------------------------------


                      [BARRY L. FRIEDMAN, P.C. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


Board of Directors                                              October 2, 2000
FLICKERING STAR FINANCIAL, INC.
Las Vegas, Nevada

     I have audited the accompanying Balance Sheets of FLICKERING STAR FINANCIAL, INC. (A Development Stage Company), as of September 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for September 30, 2000, and December 31, 1999, and statements of operations and cash flows for the three months ended September 30, 2000, and September 30, 1999, for the nine months ended September 30, 2000, and September 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period November 25, 1996, (inception), to September 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FLICKERING STAR FINANCIAL, INC. (A Development Stage Company), as of September 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for September 30, 2000, and December 31, 1999, and statements of operations and cash flows for the three months ended September 30, 2000, and September 30, 1999, for the nine months ended September 30, 2000, and September 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period November 25, 1996, (inception), to September 30, 2000, in conformity with generally accepted accounting principles.

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



/s/ BARRY L. FRIEDMAN
---------------------------
Barry L. Friedman
Certified Public Accountant

                         FLICKERING STAR FINANCIAL, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                                     ASSETS


                                                    9 Mos. Ended      Year Ended
                                                    Sep.30, 2000     Dec.31, 1999
                                                    ------------     ------------
CURRENT ASSETS                                        $       0        $      0
                                                      ---------        --------
     TOTAL CURRENT ASSETS                             $       0        $      0
                                                      ---------        --------
OTHER ASSETS                                          $       0        $      0
                                                      ---------        --------
     TOTAL OTHER ASSETS                               $       0        $      0
                                                      ---------        --------
     TOTAL ASSETS                                     $       0        $      0
                                                      ---------        --------


    The accompanying notes are an integral part of these financial statements

                         FLICKERING STAR FINANCIAL, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                               9 Mos. Ended      Year Ended
                                                               Sep.30, 2000     Dec.31, 1999
                                                               ------------     ------------
CURRENT LIABILITIES
Officers Advances (Note #8)                                    $     26,933     $      2,075
                                                               ------------     ------------
   TOTAL CURRENT LIABILITIES                                   $     26,933     $      2,075
                                                               ------------     ------------

STOCKHOLDERS EQUITY (Note #4)

Common stock, $.001 par value
authorized 25,000,000 shares
issued and outstanding at
December 31, 1999 - 2,100,000 shares                                            $      2,100
September 30, 2000 - 2,100,000 shares                          $      2,100

Additional paid in Capital                                                0                0

Accumulated deficit during
the development stage                                               -29,033           -4,175
                                                               ------------     ------------
   TOTAL STOCKHOLDERS' EQUITY                                  $    -26,933     $     -2,075
                                                               ------------     ------------
   TOTAL LIABILITIES AND
   STOCKHOLDERS EQUITY                                         $          0     $          0
                                                               ------------     ------------


    The accompanying notes are an integral part of these financial statements

                         FLICKERING STAR FINANCIAL, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS


                                                 3 Mos. Ended     3 Mos. Ended      9 Mos. Ended     9 Mos. Ended
                                                   Sep. 30,         Sep. 30,          Sep. 30,         Sep. 30,
                                                     2000             1999              2000             1999
                                                 ------------     ------------      ------------     ------------
REVENUE                                          $          0     $          0      $          0     $          0
                                                 ------------     ------------      ------------     ------------
EXPENSES
    General, Selling
    and Administrative                           $      1,262     $          0      $     24,858     $          0
                                                 ------------     ------------      ------------     ------------
    Total Expenses                               $      1,262     $          0      $     24,858     $          0
                                                 ------------     ------------      ------------     ------------
Net Profit/Loss (-)                              $     -1,262     $          0      $    -24,858     $          0
                                                 ------------     ------------      ------------     ------------
Net Loss per share -
  Basic and diluted
  (Note #2)                                      $     -.0006     $        NIL      $     -.0118     $        NIL
                                                 ------------     ------------      ------------     ------------
Weighted average
number of common
shares outstanding                                  2,100,000        2,100,000         2,100,000        2,100,000
                                                 ------------     ------------      ------------     ------------



    The accompanying notes are an integral part of these financial statements

                         FLICKERING STAR FINANCIAL, INC.
                          (A Development Stage Company)


                       STATEMENT OF OPERATIONS (Continued)


                                                                                                     Nov.25, 1996
                                                                   Year Ended        Year Ended      (Inception)
                                                                   December 31,     December 31,      to Sep. 30,
                                                                      1999              1998             2000
                                                                  ------------      ------------       ------------

REVENUE                                                           $          0       $         0       $          0
                                                                  ------------       -----------      ------------
EXPENSES
    General, Selling
    and Administrative                                            $      1,725      $        350       $     29,033
                                                                  ------------      ------------       ------------

    Total Expenses                                                $      1,725      $        350       $     29,033
                                                                  ------------      ------------       ------------
Net Profit/Loss (-)                                               $     -1,725      $       -350       $    -29,033
                                                                  ------------      ------------       ------------
Net Loss per share -
 Basic and diluted
 (Note #2)                                                        $     -.0008      $     -.0002       $     -.0138
                                                                  ------------      ------------       ------------
Weighted average
number of common
shares outstanding                                                   2,100,000         2,100,000          2,100,000
                                                                  ------------      ------------       ------------



    The accompanying notes are an integral part of these financial statements

                         FLICKERING STAR FINANCIAL, INC.
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                          Additional      Accumu-
                                                                 Common        Stock        paid-in        lated
                                                                 Shares        Amount       Capital       Deficit
                                                                 ------        ------       -------       -------
Balance,
December 31, 1998                                                  21,000     $  2,100    $        0      $ -2,450

September 3, 1999
Changed from no par
value to $0.001                                                                 -2,079        +2,079

September 3, 1999
Forward stock split
100:1                                                           2,079,000       +2,079        -2,079

Net loss year ended
December 31, 1999                                                                                           -1,725
                                                                ---------     --------    ----------      --------
Balance,
December 31, 1999                                               2,100,000     $  2,100    $        0      $ -4,175

Net Loss
January 1, 2000, to
September 30, 2000                                                                                         -24,858
                                                                ---------     --------    ----------      --------
Balance,
September 30, 2000                                              2,100,000     $  2,100    $        0      $-29,033
                                                                ---------     --------    ----------      --------




    The accompanying notes are an integral part of these financial statements

                         FLICKERING STAR FINANCIAL, INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS


                                                 3 Mos. Ended     3 Mos. Ended      9 Mos. Ended     9 Mos. Ended
                                                   Sep. 30,         Sep. 30,          Sep. 30,         Sep. 30,
                                                     2000             1999              2000             1999
                                                 ------------     ------------      ------------     ------------
Cash Flow from
Operating Activities
Net Loss                                         $     -1,262       $        0      $    -24,858       $        0

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances                                      +1,262                0           +24,858                0
                                                 ------------       ----------      ------------       ----------
Net cash used in
operating Activities                             $          0       $        0      $          0       $        0

Cash Flows from
Investing Activities                                        0                0                 0                0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                                       0                0                 0                0
                                                 ------------       ----------      ------------       ----------

Net increase/decrease
in cash                                          $          0       $        0      $          0       $        0

Cash,
beginning of period                                         0                0                 0                0
                                                 ------------     ------------      ------------       ----------
Cash,
end of period                                    $          0     $          0      $          0       $        0
                                                 ------------     ------------      ------------       ----------



    The accompanying notes are an integral part of these financial statements

                         FLICKERING STAR FINANCIAL, INC.
                          (A Development Stage Company)


                       STATEMENT OF CASH FLOWS (CONTINUED)


                                                                                                     Nov.25, 1996
                                                                   Year Ended        Year Ended      (Inception)
                                                                   December 31,      December 31,     to Sep. 30,
                                                                      1999              1998             2000
                                                                   ----------        ----------      -----------
Cash Flow from
Operating Activities
Net Loss                                                          $     -1,725      $       -350     $    -29,033

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances                                                       +1,725              +350          +26,933
                                                                  ------------      ------------     ------ -----

Net cash used in
operating Activities                                              $          0      $          0     $     -2,100

Cash Flows from
Investing Activities                                                         0                 0                0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                                                        0                 0           +2,100
                                                                  ------------      ------------     ------ -----

Net increase/decrease
in cash                                                           $          0      $          0     $          0

Cash,
beginning of period                                                          0                 0                0
                                                                  ------------      ------------     ------ -----

Cash,
end of period                                                     $          0      $          0     $          0
                                                                  ------------      ------------     ------ -----



    The accompanying notes are an integral part of these financial statements

                         FLICKERING STAR FINANCIAL, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                    September 30, 2000 and December 31, 1999


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized November 25, 1996, under the laws of the State of Nevada as FLICKERING STAR FINANCIAL, INC. The Company currently has no operations and in accordance with SFAS #7, is considered a development stage company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Accounting Method
     -----------------

          The Company records income and expenses on the accrual method.

     Estimates
     ---------

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

     Cash and equivalents
     --------------------

          The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999, or September 30, 2000.

                         FLICKERING STAR FINANCIAL, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    September 30, 2000 and December 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Income Taxes
     ------------

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

     Reporting on Costs of Start-Up Activities
     -----------------------------------------

          Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires most costs of start-up activities and organization costs to be expensed as incurred. With the adoption of SOP 98-5, there has been little or no effect on the company's financial statements.

     Loss Per Share
     --------------

          Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of September 30, 2000, the Company had no dilative common stock equivalents such as stock options.

     Year End
     --------

          The Company has selected December 31st as its year-end.

                         FLICKERING STAR FINANCIAL, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    September 30, 2000 and December 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Year 2000 Disclosure
     --------------------

          The Y2K issue had no effect on this Company.

NOTE 3 - INCOME TAXES

          There is no provision for income taxes for the period ended September 30, 2000. The Company's total deferred tax asset as of December 31, 1999, is as follows:


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

     Common Stock
     ------------

          The authorized common stock of FLICKERING STAR FINANCIAL, INC. consists of 25,000,000 shares with a par value of $0.001 per share.

     Preferred Stock
     ---------------

          FLICKERING STAR FINANCIAL, INC. has no preferred stock.

                         FLICKERING STAR FINANCIAL, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    September 30, 2000 and December 31, 1999


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

                         FLICKERING STAR FINANCIAL, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    September 30, 2000 and December 31, 1999

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

Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company has not commenced business activities and has no assets or operations. The Company has had no negotiations to effectuate a business combination.

     The Company is dependent upon its officers to meet any de minimis costs which may occur. Ginger B. Quealy, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

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

                                     PART II

                                OTHER INFORMATION


Item 1 -  Legal Proceedings ...........................................................................None

Item 2 -  Changes in the Rights of the Company's
          Security Holders ............................................................................None

Item 3 -  Defaults by the Company on its
          Senior Securities ...........................................................................None

Item 4 -  Submission of Matter to Vote of Security
          Holders .....................................................................................None


Item 5 -  Other Information

          (a)  Board Meeting

          The board held one meeting during the current quarter, which was a special meeting by written consent.

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

          (c) Other

          The Company has been informed that in the opinion of a member of the staff of the Securities and Exchange Commission, the Rule 144 "absolute" safe harbor, as last amended in Release 33-7759, effective January 24, 2000, 64 F.R. 61382, may not be available to so-called "blank check" or "shell" companies, notwithstanding the legislative mandate contained in said rule. The Rule 144 "absolute" safe harbor provides that any person who sells restricted securities shall be deemed not to be engaged in a distribution of such securities and therefore not an underwriter thereof, if the sale is made in accordance with all of the conditions of the rule. The rule also provides that any person who sells restricted securities on behalf of such person in a control relationship with the issuer shall be deemed not to be engaged in a distribution or sale of securities and therefore not an underwriter thereof, if the sale is made in accordance with all of the conditions of the rule. Responsible officers of the Securities and Exchange Commission and the NASD Regulators, Inc. have purportedly attempted to interpret Rule 144 to limit or eliminate the statutory safe harbor. A request from the NASD Regulators, Inc. for guidance (including a request for an opinion) provided a series of scenarios and the Securities and Exchange Commission's response to the questions proffered created an unjustified dichotomy for treating similarly situated shareholders in different purpose entities holding restricted securities who are not promoters or affiliates that wish to resell restricted or non-restricted securities and comply with the rules promulgated under the Act. Contrary to the mandate and position contained in the Preliminary Note to Rule 144 and the rule itself, the response to the request for guidance seems to advance the position that the rule is not available for resale transactions, regardless of technical compliance, because the resale transactions appear to be designed to distribute or redistribute securities to the public without compliance with the Act. The series of scenarios - hypothetical facts (deemed to be representations) and the response thereto assumed that the selling shareholders are promoters, affiliates and/or underwriters of a "blank check" or "shell" company issuer wherein technical compliance with said rule is not enough.

          The Company has been further informed that the Securities and Exchange Commission will not issue "no action" letters relating to the resale of securities, i.e., a person who has acquired shares of stock in a Section 4(2) transaction under the Securities Act of 1933, as amended, and who offers and sells the restricted securities without complying with Rule 144 is to be put on notice by the Securities and Exchange Commission that in view of the broad remedial purposes of the Securities Act of 1933, as amended, and the public policy which strongly supports registration under said act, that those individuals will have a substantial burden of proof in establishing that an exemption from registration is available for such offers or sales, and that such persons and the brokers of other person who participate in the transaction do so at their own risk. The Company has been informed that any indemnification for liabilities in the opinion of the Securities and Exchange Commission arising from such a transaction may be against public policy as expressed in the Securities Act of 1933, as amended, and is therefore unenforceable.

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



Dated: November 9, 2000                  FLICKERING STAR FINANCIAL, INC.



                                         By: /s/ Ginger B. Quealy
                                             ---------------------------
                                             Ginger B. Quealy
                                             President