Form 10QSB
period 2001-03-31
FLICKERING STAR FINANCIAL INC
filed 2001-05-14
CIK 1096656

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                         COMMISSION FILE NUMBER 0-28867

                         FLICKERING STAR FINANCIAL, INC.
                    ----------------------------------------
                 (Name of Small Business Issuer in its charter)


                Nevada                                    88-0407936
   ---------------------------------                  ------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)


   6767 W. Tropicana Avenue, Suite 207
         Las Vegas, Nevada                                   89146
-----------------------------------------                 ----------
(Address of principal executive offices)                  (Zip code)


                      2980 S. Rainbow Boulevard, Suite 108
                             Las Vegas, Nevada 89146
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

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

        At March 31, 2001, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                     PART I

                              FINANCIAL INFORMATION

Item I.   Financial Statements


                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                    CONTENTS


INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS                      3
-------------------------------------------------------------------------------
FINANCIAL STATEMENTS

   Balance Sheets                                                             4

   Statements of Income                                                       5

   Statements of Stockholders' Equity                                         6

   Statements of Cash Flows                                                   7

   Notes to Financial Statements                                           8-10
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Flickering Star Financial, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Flickering Star Financial, Inc. (A Development Stage Company) as of March 31, 2001 and December 31, 2000, and the related statements of income, stockholders' equity, and cash flows for the three months ended March 31, 2001, the year then ended December 31, 2000 and the period November 25, 1996 (inception) through March 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Flickering Star Financial, Inc. (A Development Stage Company) as of March 31, 2000 and December 31, 1999 were audited by other auditors whose has ceased operations and whose reports dated May 15, 2000 and January 4, 2000, respectively, expressed an unqualified opinion on those statements.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flickering Star Financial, Inc. (A Development Stage Company) as of March 31, 2001 and December 31, 2000 and the results of its operations and cash flows for the three months ended March 31, 2001, the year ended December 31, 2000, and the period November 25, 1996 (inception) through March 31, 2001, in conformity with generally accepted accounting principles.

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

/s/ Kyle L. Tingle



Kyle L. Tingle
Certified Public Accountant

May 4, 2001
Henderson, Nevada

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                               March 31,    December 31,
                                                                    2001            2000
                                                               ---------    ------------
                                     ASSETS

CURRENT ASSETS                                                 $      0       $      0
                                                               --------       --------

          Total current assets                                 $      0       $      0
                                                               --------       --------

                Total assets                                   $      0       $      0
                                                               ========       ========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                           $  2,130       $      0
    Officers advances (Note 7)                                   28,360         28,285
                                                               --------       --------
          Total current liabilities                            $ 30,490       $ 28,285
                                                               --------       --------

STOCKHOLDERS' EQUITY
    Common stock: $.001 par value;
    authorized 25,000,000 shares;
    issued and outstanding:
    2,100,000 shares at December 31, 2000:                     $              $  2,100
    2,100,000 shares at March 31, 2001;
                                                                                 2,100
    Additional Paid In Capital                                        0              0
    Accumulated deficit during development stage                (32,590)       (30,385)
                                                               --------       --------
          Total stockholders' equity                           $(30,490)      $(28,285)
                                                               --------       --------
                Total liabilities and
                stockholders' equity                           $      0       $      0
                                                               ========       ========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME

                                       THREE MONTHS ENDED                   YEARS ENDED            NOV. 25, 1996
                                    ---------------------------    -----------------------------  (INCEPTION) TO
                                      MARCH 31,       MARCH 31,    DECEMBER 31,     DECEMBER 31,       MARCH 31,
                                           2001            2000            2000             1999            2001
                                    -----------     -----------    ------------     ------------  --------------
REVENUES                            $         0     $         0     $         0     $         0     $         0

COST OF REVENUE                               0               0               0               0               0
                                    -----------     -----------     -----------     -----------     -----------
       GROSS PROFIT                 $         0     $         0     $         0     $         0     $         0

GENERAL, SELLING AND
  ADMINISTRATIVE EXPENSES                 2,205          22,306          28,310           1,725          32,590
                                    -----------     -----------     -----------     -----------     -----------
       OPERATING (LOSS)             $    (2,205)    $   (22,306)    $   (28,310)    $    (1,725)    $   (32,590)

NONOPERATING INCOME (EXPENSE)                 0               0               0               0               0
                                    -----------     -----------     -----------     -----------     -----------
   NET (LOSS)                       $    (2,205)    $   (22,306)    $   (28,310)    $    (1,725)    $   (32,590)
                                    ===========     ===========     ===========     ===========     ===========
   NET (LOSS) PER SHARE, BASIC
     AND DILUTED (NOTE 2)           $     (0.00)    $     (0.01)    $     (0.01)    $     (0.00)    $     (0.01)
                                    ===========     ===========     ===========     ===========     ===========
   AVERAGE NUMBER OF SHARES
     OF COMMON STOCK
     OUTSTANDING                      2,100,000       2,100,000       2,100,000        2,100,00       2,100,000
                                    ===========     ===========     ===========     ===========     ===========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                         ACCUMULATED
                                                                                          (DEFICIT)
                                               COMMON STOCK               ADDITIONAL        DURING
                                        ---------------------------        PAID-IN        DEVELOPMENT
                                          SHARES           AMOUNT          CAPITAL           STAGE
                                        ----------       ----------       ----------      -----------
BALANCE, DECEMBER 31, 1998               2,100,000       $    2,100       $        0      $   (2,450)

SEPTEMBER 3, 1999, CHANGED FROM NO
   PAR VALUE TO $.001                                        (2,079)           2,079

SEPTEMBER 3, 1999, FORWARD STOCK
   100:1                                                      2,079           (2,079)

NET (LOSS), DECEMBER 31, 1999                                                                 (1,725)
                                        ----------       ----------       ----------      ----------
BALANCE, DECEMBER 31, 1999               2,100,000       $    2,100       $        0      $   (4,175)

NET (LOSS), DECEMBER 31, 2000                                                                (26,210)
                                        ----------       ----------       ----------      ----------
BALANCE, DECEMBER 31, 2000               2,100,000       $    2,100       $        0      $  (30,385)

NET (LOSS) JANUARY 1, 2001 TO
  MARCH 31, 2000                                                                              (2,205)
                                        ----------       ----------       ----------      ----------
BALANCE, MARCH 31, 2001                  2,100,000       $    2,100       $        0      $  (32,590)
                                        ==========       ==========       ==========      ==========





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                       THREE MONTHS ENDED                YEARS ENDED           NOV. 25, 1996
                                    -------------------------    ---------------------------  (INCEPTION) TO
                                      MARCH 31,     MARCH 31,    DECEMBER 31,   DECEMBER 31,       MARCH 31,
                                           2001          2000            2000           1999            2001
                                    -----------   -----------    ------------   ------------  --------------

CASH FLOWS FROM
OPERATING ACTIVITIES
  NET (LOSS)                       $    (2,205)   $  (22,306)     $   (26,210)   $    (1,725)    $ (32,590)
  ADJUSTMENTS TO RECONCILE
  NET (LOSS) TO CASH
  (USED IN) OPERATING
  ACTIVITIES:
  CHANGES IN ASSETS
  AND LIABILITIES
  INCREASE IN ACCOUNTS PAYABLE           2,130             0                0              0         2,130

  INCREASE IN OFFICER ADVANCES              75        22,306           26,210          1,725        28,360
                                   -----------    ----------      -----------    -----------     ---------
        NET CASH (USED IN)
          OPERATING ACTIVITIES     $         0    $        0      $         0    $         0     $  (2,100)
                                   -----------    ----------      -----------    -----------     ---------
CASH FLOWS FROM
INVESTING ACTIVITIES               $         0    $        0      $         0    $         0     $       0
                                   -----------    ----------      -----------    -----------     ---------
CASH FLOWS FROM
FINANCING ACTIVITIES
   ISSUANCE OF COMMON STOCK                  0             0                0              0         2,100
                                   -----------    ----------      -----------    -----------     ---------

        NET CASH (USED IN)
         FINANCING ACTIVITIES      $              $        0      $         0    $         0     $   2,100
                                   -----------    ----------      -----------    -----------     ---------

        NET INCREASE (DECREASE)
            IN CASH                $         0    $        0      $         0    $         0     $       0

CASH, BEGINNING OF PERIOD                    0             0                0              0     $       0
                                   -----------    ----------      -----------    -----------     ---------

CASH, END OF PERIOD                $         0    $        0      $         0    $         0     $       0
                                   -----------    ----------      -----------    -----------     ---------





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2001, AND DECEMBER 31, 2000

NOTE 1.NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

      CASH

      FOR THE STATEMENTS OF CASH FLOWS, ALL HIGHLY LIQUID INVESTMENTS WITH MATURITY OF THREE MONTHS OR LESS ARE CONSIDERED TO BE CASH EQUIVALENTS. THERE WERE NO CASH EQUIVALENTS AS OF MARCH 31, 2001 AND 2000, AND DECEMBER 31, 2000 AND 1999.

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

      REPORTING ON COSTS FOR START-UP ACTIVITIES

      STATEMENT OF POSITION 98-5 ("SOP 98-5), "REPORTING ON THE COSTS OF START-UP ACTIVITIES" WHICH PROVIDES GUIDANCE ON THE FINANCIAL REPORTING OF START-UP AND ORGANIZATION COSTS, REQUIRES MOST COSTS OF START- UP ACTIVITIES AND ORGANIZATION COSTS TO BE EXPENSED AS INCURRED. WITH THE ADOPTION OF SPO 98-5, THERE HAS BEEN LITTLE TO NO EFFECT ON THE COMPANY'S FINANCIAL STATEMENTS.

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2001, AND DECEMBER 31, 2000


NOTE 2.STOCKHOLDERS' EQUITY

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

      THE COMPANY HAS NOT AUTHORIZED ANY PREFERRED STOCK.

      NET LOSS PER COMMON SHARE

      NET LOSS PER SHARE IS CALCULATED IN ACCORDANCE WITH SFAS NO. 128, "EARNINGS PER SHARE." THE WEIGHTED- AVERAGE NUMBER OF COMMON SHARES OUTSTANDING DURING EACH PERIOD IS USED TO COMPUTE BASIC LOSS PER SHARE. DILUTED LOSS PER SHARE IS COMPUTED USING THE WEIGHTED AVERAGED NUMBER OF SHARES AND DILUTIVE POTENTIAL COMMON SHARES OUTSTANDING. DILUTIVE POTENTIAL COMMON SHARES ARE ADDITIONAL COMMON SHARES ASSUMED TO BE EXERCISED.

      BASIC NET LOSS PER COMMON SHARE IS BASED ON THE WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING OF 2,100,000 DURING 2001, 2000, 1999, AND SINCE INCEPTION. AS OF DECEMBER 31, 2001, 2000, 1999, AND SINCE INCEPTION, THE COMPANY HAD NO DILUTIVE POTENTIAL COMMON SHARES.

NOTE 3.INCOME TAXES

            THERE IS NO PROVISION FOR INCOME TAXES FOR THE PERIOD ENDED MARCH 31, 2001, DUE TO THE NET LOSS AND NO STATE INCOME TAX IN NEVADA, THE STATE OF THE COMPANY'S DOMICILE AND OPERATIONS. THE COMPANY'S TOTAL DEFERRED TAX ASSET AS OF MARCH 31, 2001 IS AS FOLLOWS:

                               NET OPERATING LOSS CARRY FORWARD     $  32,590
                               VALUATION ALLOWANCE                  $ (32,590)
                                                                    ---------
                               NET DEFERRED TAX ASSET               $       0

      THE NET FEDERAL OPERATING LOSS CARRY FORWARD WILL EXPIRE BETWEEN 2016 AND 2021. THIS CARRY FORWARD MAY BE LIMITED UPON THE CONSUMMATION OF A BUSINESS COMBINATION UNDER IRC SECTION 381.

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

NOTE 6. WARRANTS AND OPTIONS

      THERE ARE NO WARRANTS OR OPTIONS OUTSTANDING TO ACQUIRE ANY ADDITIONAL SHARES OF COMMON STOCK OF THE COMPANY.

NOTE 7. OFFICERS ADVANCES

      THE COMPANY HAS INCURRED COSTS WHILE SEEKING ADDITIONAL CAPITAL THROUGH A MERGER WITH AN EXISTING COMPANY. AN OFFICER OF THE COMPANY HAS ADVANCED FUNDS ON BEHALF OF THE COMPANY TO PAY FOR THESE COSTS. THESE FUNDS HAVE BEEN ADVANCED INTEREST FREE.


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


                                    PART II

                                OTHER INFORMATION

Item 1 -  Legal Proceedings.........................................      None

Item 2 -  Changes in the Rights of the Company's
          Security Holders..........................................      None

Item 3 -  Defaults by the Company on its
          Senior Securities.........................................      None

Item 4 -  Submission of Matter to Vote of Security
          Holders...................................................      None

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

Dated: May 11, 2001                 FLICKERING STAR FINANCIAL, INC.



                                    By: /s/ Ginger B. Quealy
                                       --------------------------------
                                        Ginger B. Quealy
                                        President