Form 10QSB
period 2001-09-30
FLICKERING STAR FINANCIAL INC
filed 2002-03-18
CIK 1096656

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION FROM ________ TO _________.

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

At September 30, 2001, there were outstanding 2,100,000 shares of the Registrant’s Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [   ] No [X]

PART I

FINANCIAL INFORMATION

Item I. Financial Statements

FLICKERING STAR FINANCIAL, INC.
(A Development Stage Company)

Page #

ASSETS	3
LIABILITIES AND STOCKHOLDERS’ EQUITY	4
STATEMENT OF INCOME	5-6
STATEMENT OF CHANGES IN STOCKHOLDER EQUITY	7
STATEMENT OF CASH FLOWS	8-9
NOTES TO FINANCIAL STATEMENTS	10-12

FLICKERING STAR FINANCIAL, INC.
(A Development Stage Company)

BALANCE SHEET

ASSETS

	September 30	December 31
	2001	2000
	(Unaudited)	(Unaudited)

CURRENT ASSETS:	$0	$0

TOTAL CURRENT ASSETS:	$0	$0

OTHER ASSETS:	$0	$0

TOTAL OTHER ASSETS:	$0	$0

TOTAL ASSETS	$0	$0

See accompanying notes to financial statements

FLICKERING STAR FINANCIAL, INC.
(A Development Stage Company)

BALANCE SHEET

LIABILITIES AND STOCKHOLDERS EQUITY

	September 30	December 31
	2001	2000
	(Unaudited)	(Unaudited)

CURRENT LIABILITIES:
Accounts Payable	$0	$0
Officers Advances (Note 7)	31,580	28,285

TOTAL CURRENT LIABILITIES:	31,580	28,285

STOCKHOLDERS’ EQUITY:
COMMON STOCK, $.001 par value; authorized 2,500,000 shares; issued and outstanding:
December 31, 2000 - 2,100,000 shares		2,100
September 30, 2001 - 2,100,000 shares	2,100
ADDITIONAL PAID-IN-CAPITAL	0	0
ACCUMULATED LOSS	(33,680)	(30,385)

TOTAL STOCKHOLDERS’ EQUITY	(31,580)	(28,285)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY:	$0	$0

See accompanying notes to financial statements

FLICKERING STAR FINANCIAL INC.
(A Development Stage Company)

STATEMENTS OF INCOME

	Three months ended		Nine months ended

	September 30	September 30	September 30	September 30
	2001	2000	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$0	0	$0	0
Cost of Revenue	0	0	0	0

Gross Profit	$0	0	$0	0
General, Selling and
Administrative	$2,145	1,290	$3,295	23,596

Operating (loss)	$(2,145)	(1,290)	$(3,295)	(23,596)
Nonoperating income (expense)	0	0	0	0

Net (loss)	$(2,145)	(1,290)	$(3,295)	(23,596)

Net (loss) per share, basic and diluted (Note 2)	$(0.00)	(0.00)	$(0.00)	(0.01)

Average number of shares of common stock outstanding	2,100,000	2,100,000	2,100,000	2,100,000

See accompanying notes to financial statements

FLICKERING STAR FINANCIAL INC.
(A Development Stage Company)

STATEMENTS OF INCOME

			Nov. 25, 1996
	Years Ended		(inception) to
	December 31	December 31	September 30
	2000	1999	2001
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$0	0	$0
Cost of Revenue	0	0	0

Gross Profit	$0	0	$0
General, Selling and Administrative	$28,310	1,725	$33,680

Operating (loss)	$(28,310)	(1,725)	$(33,680)
Nonoperating income (expense)	0	0	0

Net (loss)	$(28,310)	(1,725)	$(33,680)

Net (loss) per share, basic and diluted (Note 2)	$(0.01)	(0.00)	$(0.02)

Average number of shares of common stock outstanding	2,100,000	2,100,000	2,100,000

See accompanying notes to financial statements

FLICKERING STAR FINANCIAL, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDER EQUITY

				Accumulated
				(Deficit)
			Additional	During
	Common	Stock	paid-in	Development
	Shares	Amount	Capital	Stage

Balance
December 31, 1998:	2,100,000	2,100	0	(2,450)
September 3, 1999, changed from no par to $.001 par value		(2,079)	2,079
September 3, 1999, forward stock split 100:1		2,079	(2,079)
Net loss year ended December 31, 1999:				(1,725)

Balance December 31, 1999:	2,100,000	2,100	0	(4,175)
Net loss year ended December 31, 2000:				(26,210)

Balance December 31, 2000:	2,100,000	2,100	0	(30,385)
Net (loss) January 1, 2001 to September 30, 2001				(3,295)

Balance September 30, 2001:	2,100,000	2,100	0	(33,680)

See accompanying notes to financial statements

FLICKERING STAR FINANCIAL, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS

	Three months ended		Nine months ended

	September 30	September 30	September 30	September 30
	2001	2000	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from
Operating Activities:
Net (Loss)	(2,145)	(1,290)	(3,295)	(23,596)
Adjustment to reconcile net (loss) to cash (used in) operating activities
Changes in assets and liabilities
Increase (decrease) in accounts payable	0	0	0	0
Increase in officer advances	2,145	1,290	3,295	23,596

Net cash (used in) operating activities:	0	0	0	0

Cash Flows from
Investing Activities:	0	0	0	0

Cash Flows from
Financing Activities:
Issuance of common stock	0	0	0	0

Net cash (used in) financing activities	0	0	0	0

Net increase (decrease) in cash	0	0	0	0
Cash, beginning of period	0	0	0	0

Cash, end of period	0	0	0	0

See accompanying notes to financial statements

FLICKERING STAR FINANCIAL, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS

			Nov. 25, 1996
	Years Ended		(inception) to
	December 31	December 31	September 30
	2000	1999	2001
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from
Operating Activities:
Net (Loss)	(26,210)	(1,725)	(33,680)
Adjustment to reconcile net (loss) to cash (used in) operating activities
Changes in assets and liabilities
Increase (decrease) in accounts payable	0	0	0
Increase in officer advances	26,210	1,725	31,580

Net cash (used in) operating activities:	0	0	(2,100)

Cash Flows from
Investing Activities:	0	0	0

Cash Flows from
Financing Activities:
Issuance of common stock	0	0	2,100

Net cash (used in) financing activities	0	0	2,100

Net increase (decrease) in cash	0	0	0
Cash, beginning of period	0	0	0

Cash, end of period	0	0	0

See accompanying notes to financial statements

FLICKERING STAR FINANCIAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2001 and December 31, 2000

Note 1 — Nature of Business and Significant Accounting Policies

Nature of Business:

Flickering Star Financial, Inc. (“Company”) was organized November 25, 1996 under the laws of the State of Nevada. The Company has no operations and, in accordance with Statement of Financial Accounting Standards (SFAS) no. 7, “Accounting and Reporting by Development Stage Enterprises,” is considered a development stage company.

A summary of the Company’s significant accounting policies is as follows:

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

For the Statement of Cash Flows all highly liquid investments with maturity of less than three months or less are considered to be cash equivalents. There are no cash equivalents as of September, 30 2001 and 2000, and December 31, 2000 and 1999.

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax accounting. Temporary differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

FLICKERING STAR FINANCIAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2001 and December 31, 2000

Reporting on costs for start-up activities

Statement of Position 98-5 (“SOP 98-5), “Reporting on the Costs of Start-Up Activities “ which provides guidance on the financial reporting of start-up and organization costs, requires most costs of start-up activities and organization costs to be expensed as incurred. With the adoption of SOP 98-5. there has been little to no effect on the Company’s financial statements.

Note 2 — Stockholder’s Equity

Common Stock

The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001. On November 30, 1996, the Company issued 21,000 shares of its no par value common stock in consideration of $2,100 in cash.

On September 3, 1999, the State of Nevada approved the Company’s restated Articles of Incorporation, which increased its capitalization from 2,500 common shares to 25,000,000 common shares. The no par value was changed to $0.001 per share.

On September 3, 1999, the Company’s shareholders approved a forward split of its common stock at one hundred shares for one share of the existing shares. The number of common stock shares outstanding increased from 21,000 to 2,100,000. Prior period information has been restated to reflect the stock split.

The Company has not authorized any preferred stock.

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” The weighted average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 1,860,000 during 2001, 2000, 1999, and since inception. As of September 30, 2001 and 2000, December 31, 2000, 1999, and since inception, the Company had no dilutive potential common shares.

FLICKERING STAR FINANCIAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2001 and December 31, 2000

Note 3 — Income Taxes

There is no provision for income taxes for the period ended September 30, 2001, due to the net loss and no state income tax in Nevada, the state of the Company’s domicile and operations. The Company’s total deferred tax asset as of September 30, 2001 is as follows:

Net operating loss carry forward	$33,680
Valuation allowance	$(33,680)

Net deferred tax asset	$0

The net federal operating loss carry forward will expire between 2016 and 2021. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 4 — Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing operating company. Until that time, the stockholders, officers, and directors have committed to advancing the operating costs of the Company.

Note 5 — Related Party Transactions

The Company neither owns nor leases any real property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for resolution of such conflicts.

Note 6 — Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Note 7 — Officers Advances

The Company has incurred costs while seeking additional capital through a merger with an existing company. An officer of the Company has advanced funds on behalf of the Company to pay for these costs. These funds have been advanced interest free.

Item II. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The Company has not commenced business activities and has no assets or operations. The Company has had preliminary negotiations to effectuate a business combination.

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

Item III. Qualitative and Quantitative Disclosures About Market Risk.

     The Company has neither considered or conducted any research concerning qualitative and quantitative market risk.

PART II

OTHER INFORMATION

Item 1 — Legal Proceedings	None
Item 2 — Changes in the Rights of the Company’s Security Holders	None
Item 3 — Defaults by the Company on its Senior Securities	None
Item 4 — Submission of Matter to Vote of Security Holders	None
Item 5 — Other Information

     (a)  Board Meeting

     The board held three meetings during the current quarter, each of which was a special meeting by written consent.

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

Item 6 — Exhibits and Reports on Form 8-K

     The following exhibits are filed with this report:

(a)	No reports on Form 8-K were filed during the quarter for which the report is filed.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 18, 2002	FLICKERING STAR FINANCIAL, INC.

	By:	/s/ Ginger B. Quealy
Ginger B. Quealy President