Form 10QSB
period 2002-06-30
FLICKERING STAR FINANCIAL INC
filed 2005-11-23
CIK 1096656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-28867


                         FLICKERING STAR FINANCIAL, INC.
        _________________________________________________________________
        (Exact Name of Small Business Issuer as Specified in its Charter)


            NEVADA                                               88-0407936
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


  6767 W. Tropicana Avenue, Suite 207
         Las Vegas, Nevada                                              89103
________________________________________                              __________
(Address of principal executive offices)                              (Zip code)


                   Issuer's telephone number: (702) 248-1027


                                       N/A
                 ______________________________________________
                 (Former name, former address and former fiscal
                      year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

       At June 30, 2002, and as of the date hereof, there were outstanding 8,400,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS




                         FLICKERING STAR FINANCIAL, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                  JUNE 30, 2002
                                DECEMBER 31, 2001

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS








________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-1

   Statements of Income                                                    F-2-3

   Statements of Stockholders' Equity                                        F-4

   Statements of Cash Flows                                                F-5-6

   Notes to Financial Statements                                           F-7-9
________________________________________________________________________________

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                        June 30,    December 31,
                                                            2002            2001
                                                        ________    ____________


                                     ASSETS

CURRENT ASSETS                                          $      0      $      0
                                                        ________      ________

            Total current assets                        $      0      $      0
                                                        ________      ________

                   Total assets                         $      0      $      0
                                                        ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                   $  5,285      $    546
     Officers advances (Note 7)                           32,744        32,744
                                                        ________      ________

            Total current liabilities                   $ 38,029      $ 33,290
                                                        ________      ________

STOCKHOLDERS' EQUITY
     Common stock: $.004 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        8,400,000 shares at December 31, 2001:          $             $ 33,600
        8,400,000 shares at June 30, 2002;                33,600
     Additional Paid In Capital                          (31,500)      (31,500)
     Accumulated deficit during development stage        (40,129)      (35,390)
                                                        ________      ________

            Total stockholders' equity                  $(38,029)     $(33,290)
                                                        ________      ________
                   Total liabilities and
                   stockholders' equity                 $      0      $      0
                                                        ========      ========


                 See Accompanying Notes to Financial Statements.


                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                        Three months ended             Six months ended
                                      June 30,       June 30,       June 30,       June 30,
                                        2002           2001           2002           2001
                                     __________     __________     __________     __________

Revenues                             $        0     $        0     $        0     $        0

Cost of revenue                               0              0              0              0
                                     __________     __________     __________     __________

           Gross profit              $        0     $        0     $        0     $        0
General, selling and
   administrative expenses                1,764          1,090          4,739          3,295
                                     __________     __________     __________     __________
           Operating (loss)          $   (1,764)    $   (1,090)    $   (4,739)    $   (3,295)

Nonoperating income (expense)                 0              0              0              0
                                     __________     __________     __________     __________

   Net (loss)                        $   (1,764)    $   (1,090)    $   (4,739)    $   (3,295)
                                     ==========     ==========     ==========     ==========


   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)    $    (0.00)    $    (0.00)    $    (0.00)
                                     ==========     ==========     ==========     ==========

   Average number of shares
   of common stock outstanding        8,400,000      8,400,000      8,400,000      8,400,000
                                     ==========     ==========     ==========     ==========


                 See Accompanying Notes to Financial Statements.


                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                                       Nov. 25, 1996
                                              Years Ended              (inception) to
                                     December 31,     December 31,           June 30,
                                             2001             2000               2002
                                     ____________     ____________     ______________

Revenues                              $        0       $        0        $        0

Cost of revenue                                0                0                 0
                                      __________       __________        __________

           Gross profit               $        0       $        0        $        0
General, selling and
   administrative expenses                 5,005           26,210            40,129
                                      __________       __________        __________
           Operating (loss)           $   (5,005)      $  (26,210)       $  (40,129)

Nonoperating income (expense)                  0                0                 0
                                      __________       __________        __________

   Net (loss)                         $   (5,005)      $  (26,210)       $  (40,129)
                                      ==========       ==========        ==========


   Net (loss) per share, basic
   and diluted (Note 2)               $    (0.00)      $    (0.00)       $    (0.00)
                                      ==========       ==========        ==========

   Average number of shares
   of common stock outstanding         8,400,000        8,400,000         8,400,000
                                      ==========       ==========        ==========


                 See Accompanying Notes to Financial Statements.


                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                     Accumulated
                                                                                     (Deficit)
                                                                      Additional     During
                                               Common Stock           Paid-In        Development
                                            Shares        Amount      Capital        Stage
                                          __________     ________     __________     ___________

Balance, December 31, 1999                 8,400,000     $ 33,600      $(31,500)      $ (4,175)

Net (loss), December 31, 2000                                                          (26,210)
                                          __________     ________      ________       ________

Balance, December 31, 2000                 8,400,000     $ 33,600      $(31,500)      $(30,385)

October 19, 2001, changed from $0.001
    par value to $0.004

October 19, 2001, forward stock split
    4:1

Net (loss), December 31, 2001                                                           (5,005)
                                          __________     ________      ________       ________

Balance, December 31, 2001                 8,400,000     $  33,600     $(31,500)      $(35,390)

Net (loss) January 1, 2002 to
June 30, 2002                                                                           (4,739)
                                          __________     ________      ________       ________

Balance, June 30, 2002                     8,400,000     $ 33,600      $(31,500)      $(40,129)
                                          ==========     ========      =========      ========


                 See Accompanying Notes to Financial Statements.


                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                        Three months ended             Six months ended
                                      June 30,       June 30,       June 30,       June 30,
                                        2002           2001           2002           2001
                                     __________     __________     __________     __________

Cash Flows From
Operating Activities
    Net (loss)                       $   (1,764)    $   (1,090)    $   (4,739)    $  (3,295)
    Adjustments to reconcile net
    (loss) to cash (used in)
    operating activities:
    Changes in assets and liabilities
    Increase in accounts payable          1,764             15          4,739         2,145
    Increase in officer advances              0          1,075              0         1,150
                                     __________     __________     __________     _________
         Net cash (used in)
            operating activities     $        0     $        0     $        0     $       0
                                     __________     __________     __________     _________
Cash Flows From
Investing Activities                 $        0     $        0     $        0     $       0
                                     __________     __________     __________     _________
Cash Flows From
Financing Activities
    Issuance of common stock                  0              0              0             0
                                     __________     __________     __________     _________
         Net cash (used in)
            financing activities     $              $        0     $        0     $       0
                                     __________     __________     __________     _________
         Net increase (decrease)
            in cash                  $        0     $        0     $        0     $       0

Cash, beginning of period                     0              0              0             0
                                     __________     __________     __________     _________
Cash, end of period                  $        0     $        0     $        0     $       0
                                     ==========     ==========     ==========     =========


                 See Accompanying Notes to Financial Statements.


                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                       Nov. 25, 1996
                                              Years Ended              (inception) to
                                     December 31,     December 31,           June 30,
                                             2001             2000               2002
                                     ____________     ____________     ______________

Cash Flows From
Operating Activities
    Net (loss)                        $  (26,210)      $   (1,725)       $  (40,129)
    Adjustments to reconcile net
    (loss) to cash (used in)
    operating activities:
    Changes in assets and liabilities
    Increase in accounts payable               0                0             5,285
    Increase in officer advances          26,210            1,725            32,744
                                      __________       __________        __________

         Net cash (used in)
            operating activities      $        0       $        0        $   (2,100)
                                      __________       __________        __________

Cash Flows From
Investing Activities                  $        0       $        0        $        0
                                      __________       __________        __________

Cash Flows From
Financing Activities
    Issuance of common stock                   0                0             2,100
                                      __________       __________        __________

         Net cash (used in)
            financing activities      $        0       $        0        $    2,100
                                      __________       __________        __________

         Net increase (decrease)
            in cash                   $        0       $        0        $        0

Cash, beginning of period                      0                0        $        0
                                      __________       __________        __________
Cash, end of period                   $        0       $        0        $        0
                                      ==========       ==========        ==========


                 See Accompanying Notes to Financial Statements.


                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2002, AND DECEMBER 31, 2001


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2002 and 2001, and December 31, 2001 and 2000.

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

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2002, AND DECEMBER 31, 2001


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

On September 3, 1999, the Company's shareholders approved a forward split of its common stock at one hundred shares for one share of the existing shares. The number of common stock shares outstanding increased from 21,000 to 2,100,000. Prior period information has been restated to reflect the stock split

On October 19, 2001, the State of Nevada approved the Company's restated Articles of Incorporation, which changed the par value of the stock from $0.001 per share to $0.004 per share.

On October 19, 2001, the Company's shareholders approved a forward split of its common stock at four shares for one share of the existing shares. The number of common stock shares outstanding increased from 2,100,000 to 8,400,000. Prior period information has been restated to reflect the stock splits and par value adjustments.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 8,400,000 during 2002, 2001, 2000, and since inception. As of June 30, 2002 and 2001, December 31, 2001 and 2000, and since inception, the Company had no dilutive potential common shares.

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2002, AND DECEMBER 31, 2001


NOTE 3.  INCOME TAXES

There is no provision for income taxes for the period ended June 30, 2002, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of June 30, 2002 is as follows:

              Net operating loss carry forward            $  40,129
              Valuation allowance                         $ (40,129)
                                                          _________
              Net deferred tax asset                      $       0

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10QSB. Our actual results could differ materially from those discussed in this report.

Generally.

     We currently have no assets or operations. Since January 1, 1997, we have been in the developmental stage and have had no operations. We originally had intended to act as a finder of individuals who would serve as an additional guarantor of motion picture completion guaranty contracts. A motion picture completion guaranty is a written contract that guarantees a motion picture will be finished and delivered on schedule and within budget. The producer of a motion picture usually secures a completion guaranty for the benefit of banks (or other financiers) who agree to make the necessary production funding available to the producer. The issuer of the guarantee usually requires either collateral to support the guaranty or additional obligors (guarantors) who are compensated for assuming the contractual risk. As at December 31, 1996, all funds raised by the sale of shares of common stock in order to fulfill our initial objective had been expended. Although from January 1, 1997 to March 31, 1997, our officers attempted to locate guarantors who had the financial resources behind them to satisfy a bank guaranty, we then had no film projects and, thereafter, we become dormant.

     As of the date hereof, we can be defined as a "shell" company, whose sole purpose is to locate and consummate a merger or acquisition with another public entity or a private entity. We are not a blank-check or blind pool company.

Plan of Operation.

     We intend to seek to acquire assets or shares of an entity actively engaged in business that generates revenues in exchange for our securities.

     The Securities and Exchange Commission has adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is engage in a merger or acquisition with an unidentified company or companies. We have been informed that the Securities and Exchange Commission position is that the securities issued by all blank check companies that are issued in unregistered offerings must be registered with the Commission before resale. At the time that our shareholders acquired our stock in 1996, we had a specific business plan and purpose. In addition, Rule 419 is applicable only if a registration statement is filed covering an offering of a penny stock by a blank check company. We have not filed a registration statement.

     In addition, since we had a specific business plan and purpose at the time that our shareholders acquired our stock, we are not deemed to be a so-called "blind pool" company, a company that has a detailed plan of business that involves the acquisition of unidentified properties in a specific industry.

     On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. These rules were published in the Federal Register on July 21, 2005 and were effective as of August 22, 2005, except for an amendment to Item 5.06 of the Form 8-K that became effective on November 5, 2005. The amendments expand the definition of a shell company to be a company with no or nominal operations, assets consisting of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. The rules and rule amendments prohibit the use of a Form S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report an event that causes it to cease being a shell company. The shell company will be required to file financial statements within four days about the transaction. Where an operating company acquires a shell company and the operating company survives the transaction, the operating company will have acquired control of the shell for purposes of the definition of "succession" under the final rules and the operating company, as the surviving entity, will be required to file a Form 8-K under Item 5.01. The rules are designed to assure that investors in shell companies that acquire operations or assets have access on a timely basis to the same kind of information as is available to investors in public companies with continuing operations.

     In addition to the requirements that apply to us for disclosing information in a Form 8-K or other applicable disclosure document, we have been informed that, if, pursuant to any arrangement or understanding with the person or persons acquiring securities in a transaction subject to the 1934 Act, any persons are to be elected or designated as directors of the Company, otherwise than at a meeting of security holders, and the persons so elected or designated will constitute a majority of the directors of the Company, then, not less than 10 days prior to the date any such persons take office as a director, or such shorter period prior to the date the Securities and Exchange Commission may authorize upon a showing of good cause therefore, the Company shall file with the Securities and Exchange Commission and transmit to all holders of record of securities of the Company who would be entitled to vote at a meeting for election of directors, information substantially equivalent to certain information which would be required by Schedule 14A of Regulation 14A to be transmitted if such person or persons were nominees for election as directors at a meeting of such security holders.

     As part of any transaction that may result in the change in our control, Ginger B. Quealy may forgive some or all of the indebtedness owed to her by us. Further, as a result of any transaction that may result in a change of our control or results in a business combination, our controlling shareholders may transfer the shares of stock owned by them to others or surrender for cancellation to us all or part of their shares of stock.

     We are currently not engaged in any preliminary negotiations to effectuate a business combination.

Financial Condition.

     Our independent registered public accounting firm's going concern opinion for the year end December 31, 2001 and the current unaudited financial statements, indicates that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

     Since we have had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, the Company will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity and consummate such a business combination.

Liquidity and Operational Results.

     We have no current operating history and do not have any revenues or earnings from operations. We have no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

     We are dependent upon our officers to meet any de minimis costs that may occur. Ginger B. Quealy, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

     As of December 31, 2001, we had total liabilities of $33,290 and as of June 30, 2002, we had total liabilities of $38,029 or an increase of $4,739. As of December 31, 2001, we had a negative net worth of $33,290 and as June 30, 2002, we had a negative net worth of $38,029. During the quarter ended June 30, 2002, our liabilities and our negative net worth increased by $4,739.

     We have had no revenues from inception through December 31, 2001 and we had no revenues for the period ended June 30, 2002. We have a loss from inception through December 31, 2001 of $35,390 and a loss from inception through June 30, 2002 of $40,129 or an increase for period then ended of $4,739.

     We have officer's advances of $32,744 from inception to June 30, 2002. The officer's advances as of December 31, 2001 were $32,744.

Accounting for a Business Combination.

     In July 2001, "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified an recognized apart from goodwill. SGAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of SFAS No. 141 and SFAS No. 142 may be applicable to any business combination that we may enter into in the future.

     We have also been informed that most business combinations will be accounted for as a reverse acquisition with us being the surviving registrant.

     As a result of any business combination, if the acquired entity's shareholders will exercise control over us, the transaction will be deemed to be a capital transaction where we are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. For accounting purposes, the acquired entity will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     We have not considered nor conducted any research concerning qualitative and quantitative market risk.


ITEM 4.  EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES.

     Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10QSB (and the financial statements contained in the report), our president and treasurer have determined that the our current disclosure controls and procedures are effective.

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter covered by this report, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings .................................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ..................................................None

Item 3 - Defaults by the Company on its
         Senior Securities .................................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ...........................................................None

Item 5 - Other Information


Board Meeting.

     Our board held no meetings during the period covered by this current report.

Audit Committee.

     Our board of directors has not established an audit committee. In addition, we do not have any other compensation or executive or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

     Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent registered public accounting firm the matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

     We have had an audit of the financial statements as indicated on the report by our independent registered public accounting firm. For all audits of our financial statements after October 22, 2003, we are informed and believe that the audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Code of Ethics.

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's website in the event that we have a website. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on the website.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

         31.1 Certification of Chief Executive Officer.

         31.2 Certification of Chief Financial Officer.

         32.1 Section 906 Certification.

         32.2 Section 906 Certification.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  November 23, 2005       FLICKERING STAR FINANCIAL, INC.


                                By: /s/ GINGER B. QUEALY
                                        _____________________________
                                        Ginger B. Quealy
                                        President and Chief Executive
                                        Officer and Director


                                By: /s/ GERALD W. QUEALY
                                        _____________________________
                                        Gerald W. Quealy
                                        Treasurer and Chief Financial
                                        Officer and Director