Form 10QSB
period 2002-09-30
FLICKERING STAR FINANCIAL INC
filed 2005-11-23
CIK 1096656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

       At September 30, 2002, and as of the date hereof, there were outstanding 8,400,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS




                         FLICKERING STAR FINANCIAL, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                               SEPTEMBER 30, 2002
                                DECEMBER 31, 2001

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

   Statements of Income                                                    F-2-3

   Statements of Stockholders' Equity                                        F-4

   Statements of Cash Flows                                                F-5-6

   Notes to Financial Statements                                           F-7-9
________________________________________________________________________________

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                   September 30,    December 31,
                                                            2002            2001
                                                   _____________    ____________


                                     ASSETS

CURRENT ASSETS                                          $      0      $      0
                                                        ________      ________

            Total current assets                        $      0      $      0
                                                        ________      ________

                   Total assets                         $      0      $      0
                                                        ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                   $    684      $    546
     Officers advances (Note 7)                           37,345        32,744
                                                        ________      ________

            Total current liabilities                   $ 38,029      $ 33,290
                                                        ________      ________

STOCKHOLDERS' EQUITY
     Common stock: $.004 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        8,400,000 shares at December 31, 2001:          $             $ 33,600
        8,400,000 shares at September 30, 2002;           33,600
     Additional Paid In Capital                          (31,500)      (31,500)
     Accumulated deficit during development stage        (40,129)      (35,390)
                                                        ________      ________

            Total stockholders' equity                  $(38,029)     $(33,290)
                                                        ________      ________
                   Total liabilities and
                   stockholders' equity                 $      0      $      0
                                                        ========      ========


                 See Accompanying Notes to Financial Statements.


                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                      Three months ended            Nine months ended
                                 September 30,  September 30,  September 30,  September 30,
                                          2002           2001           2002           2001
                                 _____________  _____________  _____________  _____________

Revenues                             $        0     $        0     $        0     $        0

Cost of revenue                               0              0              0              0
                                     __________     __________     __________     __________

           Gross profit              $        0     $        0     $        0     $        0
General, selling and
   administrative expenses                    0          2,145          4,739          3,295
                                     __________     __________     __________     __________
           Operating (loss)          $       (0)    $   (2,145)    $   (4,739)    $   (3,295)

Nonoperating income (expense)                 0              0              0              0
                                     __________     __________     __________     __________

   Net (loss)                        $       (0)    $   (2,145)    $   (4,739)    $   (3,295)
                                     ==========     ==========     ==========     ==========


   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)    $    (0.00)    $    (0.00)    $    (0.00)
                                     ==========     ==========     ==========     ==========

   Average number of shares
   of common stock outstanding        8,400,000      8,400,000      8,400,000      8,400,000
                                     ==========     ==========     ==========     ==========


                 See Accompanying Notes to Financial Statements.


                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                                       Nov. 25, 1996
                                              Years Ended              (inception) to
                                     December 31,     December 31,      September 30,
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

October 19, 2001, changed from $0.001
    par value to $0.004

October 19, 2001, forward stock split
    4:1

Net (loss), December 31, 2001                                                           (5,005)
                                          __________     ________      ________       ________

Balance, December 31, 2001                 8,400,000     $  33,600     $(31,500)      $(35,390)

Net (loss) January 1, 2002 to
September 30, 2002                                                                      (4,739)
                                          __________     ________      ________       ________

Balance, September 30, 2002                8,400,000     $ 33,600      $(31,500)      $(40,129)
                                          ==========     ========      =========      ========


                 See Accompanying Notes to Financial Statements.


                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                      Three months ended            Nine months ended
                                 September 30,  September 30,  September 30,  September 30,
                                          2002           2001           2002           2001
                                 _____________  _____________  _____________  _____________

Cash Flows From
Operating Activities
    Net (loss)                       $       (0)    $   (2,145)    $   (4,739)    $  (3,295)
    Adjustments to reconcile net
    (loss) to cash (used in)
    operating activities:
    Changes in assets and liabilities
    Increase in accounts payable         (4,601)             0            138             0
    Increase in officer advances          4,601          2,145          4,601         3,295
                                     __________     __________     __________     _________
         Net cash (used in)
            operating activities     $        0     $        0     $        0     $       0
                                     __________     __________     __________     _________
Cash Flows From
Investing Activities                 $        0     $        0     $        0     $       0
                                     __________     __________     __________     _________
Cash Flows From
Financing Activities
    Issuance of common stock                  0              0              0             0
                                     __________     __________     __________     _________
         Net cash (used in)
            financing activities     $              $        0     $        0     $       0
                                     __________     __________     __________     _________
         Net increase (decrease)
            in cash                  $        0     $        0     $        0     $       0

Cash, beginning of period                     0              0              0             0
                                     __________     __________     __________     _________
Cash, end of period                  $        0     $        0     $        0     $       0
                                     ==========     ==========     ==========     =========


                 See Accompanying Notes to Financial Statements.


                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                       Nov. 25, 1996
                                              Years Ended              (inception) to
                                     December 31,     December 31,      September 30,
                                             2001             2000               2002
                                     ____________     ____________     ______________

Cash Flows From
Operating Activities
    Net (loss)                        $  (26,210)      $   (1,725)       $  (40,129)
    Adjustments to reconcile net
    (loss) to cash (used in)
    operating activities:
    Changes in assets and liabilities
    Increase in accounts payable               0                0               684
    Increase in officer advances          26,210            1,725            37,345
                                      __________       __________        __________

         Net cash (used in)
            operating activities      $        0       $        0        $   (2,100)
                                      __________       __________        __________

Cash Flows From
Investing Activities                  $        0       $        0        $        0
                                      __________       __________        __________

Cash Flows From
Financing Activities
    Issuance of common stock                   0                0             2,100
                                      __________       __________        __________

         Net cash (used in)
            financing activities      $        0       $        0        $    2,100
                                      __________       __________        __________

         Net increase (decrease)
            in cash                   $        0       $        0        $        0

Cash, beginning of period                      0                0        $        0
                                      __________       __________        __________
Cash, end of period                   $        0       $        0        $        0
                                      ==========       ==========        ==========


                 See Accompanying Notes to Financial Statements.


                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2002, AND DECEMBER 31, 2001


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2002 and 2001, and December 31, 2001 and 2000.

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

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2002, AND DECEMBER 31, 2001


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 8,400,000 during 2002, 2001, 2000, and since inception. As of September 30, 2002 and 2001, December 31, 2001 and 2000, and since inception, the Company had no dilutive potential common shares.

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2002, AND DECEMBER 31, 2001


NOTE 3.  INCOME TAXES

There is no provision for income taxes for the period ended September 30, 2002, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of September 30, 2002 is as follows:

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

     As of December 31, 2001, we had total liabilities of $33,290 and as of September 30, 2002, we had total liabilities of $38,029 or an increase of $4,739. As of December 31, 2001, we had a negative net worth of $33,290 and as September 30, 2002, we had a negative net worth of $38,029.

     We have had no revenues from inception through December 31, 2001 and we had no revenues for the period ended September 30, 2002. We have a loss from inception through December 31, 2001 of $35,390 and a loss from inception through September 30, 2002 of $40,129 or an increase for period then ended of $4,739.

     We have officer's advances of $37,345 from inception to September 30, 2002. The officer's advances as of December 31, 2001 were $32,744 or an increase for the period then ended of $4,601.

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