Form 10QSB
period 2003-03-31
FLICKERING STAR FINANCIAL INC
filed 2005-12-01
CIK 1096656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED March 31, 2003

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

       At March 31, 2003, and as of the date hereof, there were outstanding 8,400,000 shares of the Registrant's Common Stock, $.004 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS




                         FLICKERING STAR FINANCIAL, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                 MARCH 31, 2003
                                DECEMBER 31, 2002

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS








________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-1

   Statements of Income                                                      F-2

   Statements of Stockholders' Equity                                        F-3

   Statements of Cash Flows                                                  F-4

   Notes to Financial Statements                                           F-5-9
________________________________________________________________________________

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                       March 31,    December 31,
                                                            2003            2002
                                                   _____________    ____________


                                     ASSETS

CURRENT ASSETS                                          $      0      $      0
                                                        ________      ________

            Total current assets                        $      0      $      0
                                                        ________      ________

                   Total assets                         $      0      $      0
                                                        ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                   $      0      $      0
     Officers advances (Note 7)                           37,534        37,534
                                                        ________      ________

            Total current liabilities                   $ 37,534      $ 37,534
                                                        ________      ________

STOCKHOLDERS' EQUITY
     Common stock: $.004 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        8,400,000 shares at December 31, 2002:          $             $ 33,600
        8,400,000 shares at March 31, 2003;               33,600
     Additional Paid In Capital                          (31,500)      (31,500)
     Accumulated deficit during development stage        (39,634)      (39,634)
                                                        ________      ________

            Total stockholders' equity                  $(37,534)     $(37,534)
                                                        ________      ________
                   Total liabilities and
                   stockholders' equity                 $      0      $      0
                                                        ========      ========


                 See Accompanying Notes to Financial Statements.


                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME

                                                                                               Nov. 25, 1996
                                        Three months ended             Years Ended            (inception) to
                                     March 31,      March 31,   December 21,   December 31,        March 31,
                                          2003           2002           2002           2001             2003
                                 _____________  _____________  _____________  _____________   ______________

Revenues                             $        0     $        0     $        0     $        0      $        0

Cost of revenue                               0              0              0              0               0
                                     __________     __________     __________     __________      __________

           Gross profit              $        0     $        0     $        0     $        0      $        0
General, selling and
   administrative expenses                    0          2,975          4,244          5,005          39,634
                                     __________     __________     __________     __________      __________
           Operating (loss)          $       (0)    $   (2,975)    $   (4,244)    $   (5,005)     $  (39,634)

Nonoperating income (expense)                 0              0              0              0               0
                                     __________     __________     __________     __________      __________

   Net (loss)                        $       (0)    $   (2,975)    $   (4,244)    $   (5,005)     $  (39,634)
                                     ==========     ==========     ==========     ==========      ==========


   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)    $    (0.00)    $    (0.00)    $    (0.00)     $    (0.00)
                                     ==========     ==========     ==========     ==========      ==========

   Average number of shares
   of common stock outstanding        8,400,000      8,400,000      8,400,000      8,400,000       8,400,000
                                     ==========     ==========     ==========     ==========      ==========


                 See Accompanying Notes to Financial Statements.


                                      F-2



                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                     Accumulated
                                                                                      (Deficit)
                                                                      Additional       During
                                               Common Stock            Paid-In       Development
                                            Shares        Amount       Capital          Stage
                                          __________     ________     __________     ___________
December 10, 1996, issue
  common stock                             8,400,000     $ 33,600      $(31,500)      $      0
Net (loss), December 31, 1996                                                           (2,100)
                                          __________     ________      ________       ________

Balance, December 31, 1996                 8,400,000       33,600       (31,500)        (2,100)
Net (loss), December 31, 1997
                                          __________     ________      ________       ________

Balance, December 31, 1997                 8,400,000       33,600       (31,500)        (2,100)
Net (loss), December 31, 1998
                                          __________     ________      ________       ________

Balance, December 31, 1998                 8,400,000       33,600       (31,500)        (2,450)

September 3, 1999, changed from no
  par value to $0.001
September 3, 1999, forward stock
  split 100:1
Net (loss), December 31, 1999                                                           (1,725)
                                          __________     ________      ________       ________

Balance, December 31, 1999                 8,400,000     $ 33,600      $(31,500)      $ (4,175)
Net (loss), December 31, 2000                                                          (26,210)
                                          __________     ________      ________       ________

Balance, December 31, 2000                 8,400,000     $ 33,600      $(31,500)      $(30,385)

October 19, 2001, changed from $0.001
    par value to $0.004
October 19, 2001, forward stock split
    4:1
Net (loss), December 31, 2001                                                           (5,005)
                                          __________     ________      ________       ________

Balance, December 31, 2001                 8,400,000     $  33,600     $(31,500)      $(35,390)
Net(loss), December 31, 2002                                                            (4,244)
                                          __________     ________      ________       ________

Balance, December 31, 2002                 8,400,000     $  33,600     $(31,500)      $(39,634)
Net(loss), March 31, 2003                                                                    0
                                          __________     ________      ________       ________

Balance, March 31, 2003                    8,400,000     $  33,600     $(31,500)      $(39,634)
                                          ==========     ========      =========      ========


                 See Accompanying Notes to Financial Statements.


                                      F-3



                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                               Nov. 25, 1996
                                        Three months ended              Years Ended           (inception) to
                                     March 31,      March 31,   December 31,   December 31,        March 31,
                                          2003           2002           2002           2001             2003
                                 _____________  _____________  _____________  _____________   ______________
Cash Flows From
Operating Activities
    Net (loss)                       $       (0)    $   (2,975)    $   (4,244)    $  (5,005)   $     (39,634)
    Adjustments to reconcile net
    (loss) to cash (used in)
    operating activities:
    Changes in assets and liabilities
    Increase in accounts payable
    Increase in accounts payable              0          2,975           (546)          546                0
                                     __________     __________     __________     _________    _____________
         Net cash (used in)
            operating activities     $        0     $        0     $   (4,790)    $  (4,459)   $     (39,634)
                                     __________     __________     __________     _________    _____________
Cash Flows From
Investing Activities                 $        0     $        0     $        0     $       0    $           0
                                     __________     __________     __________     _________    _____________
Cash Flows From
Financing Activities
    Issuance of common stock                  0              0              0             0            2,100
    Increase in Officer Advances              0              0          4,790         4,459           37,534
                                     __________     __________     __________     _________    _____________
         Net cash (used in)
            financing activities     $              $        0     $    4,790     $   4,459    $      39,634
                                     __________     __________     __________     _________    _____________
         Net increase (decrease)
            in cash                  $        0     $        0     $        0     $       0    $           0

Cash, beginning of period                     0              0              0             0                0
                                     __________     __________     __________     _________    _____________

Cash, end of period                  $        0     $        0     $        0     $       0    $           0
                                     ==========     ==========     ==========     =========    =============


                 See Accompanying Notes to Financial Statements.


                                      F-4


                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2003, AND DECEMBER 31, 2002


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2003 and December 31, 2002.

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

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2003, AND DECEMBER 31, 2002




NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). Under that interpretation, certain entities known as "Variable Interest Entities" ("VIE") must be consolidated by the "primary beneficiary" of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIE's in which a significant (but not majority) variable interest is held, certain disclosures are required. FIN 46 requires disclosure of Variable Interest Entities in financial statements issued after January 31, 2003, if it reasonably possible that as of the transition date: (1) the Company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Company will hold a significant variable interest in, or have significant involvement with, an existing VIE. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN
46. The measurement principles of this interpretation will be effective for the Company's 2003 financial statements. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30,2003, for hedging relationships designated after June 30, 2003, and certain preexisting contracts. We adopted SFAS No. 149 on July 1, 2003 on a prospective basis in accordance with the new statement. The adoption of SFAS No. 149 did not have a material impact on our financial condition or result of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset, with many such financial instruments having previously classified as equity. We adopted SFAS No. 150 on July 1, 2003. The FASB is addressing certain implementation issues associated with the application of SFAS No. 150. In October 2003, the FASB decided to defer certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments representing non-controlling interests in subsidiaries included in consolidated financial statements. The adoption of SFAS No. 150 did not have a material impact on our financial condition or results of operation.

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2003, AND DECEMBER 31, 2002




NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In November 2003, the EITF reached a consensus on Issue 03-01, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS (EITF 03-01). FITF 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than 12 months and those in a loss position for greater than 12 months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment's fair value that is below cost is not considered other-than temporary. The provisions of this consensus do not have a significant effect on our financial position or operating results.

In November 2003, the EITF reached a consensus on Issue 03-10, APPLICATION OF EITF 02-16 BY RESELLERS TO SALES INCENTIVES OFFERED TO CONSUMERS BY MANUFACTURERS, addressing how a reseller is to account for the redemption of a manufacturer's coupon by a consumer at the reseller's location (EITF 03-10). EITF 03-10 eliminates the option that permitted resellers to report the value of consideration received as a reduction in costs of goods sold, but rather mandates that it be recorded as revenue. EITF 03-10 is applicable to new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003. The provisions of this consensus do not have a significant effect on our financial position or operating results.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), EMPLOYERS' DISCLOSURES ABOUT PENSION AND OTHER POSTRETIREMENT BENEFITS. SFAS No. 132 (revised 2003) revises employers' disclosure about pension plans and other postretirement benefit plans. The statement does not change the measurement or recognition of those plans required by SFAS No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS, SFAS No. 88, EMPLOYERS' ACCOUNTING FOR SETTLEMENTS AND CURTAILMENTS OF DEFINED BENEFIT PENSION PLANS AND FOR TERMINATION BENEFITS, and SFAS No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. The revised statement retains the disclosure requirements contained in the original SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic cost of defined benefit plans and other defined benefit postretirement plans. The revised statement is effective for fiscal years ending after December 15, 2003.The Adoption of SFAS No. 132 (revised) did not affect our financial condition or results of operation.

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

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2003, AND DECEMBER 31, 2002



NOTE 2. STOCKHOLDERS' EQUITY (CONTINUED)

On September 3, 1999, the Company's shareholders approved a forward split of its common stock at one hundred shares for one share of the existing shares. The number of common stock shares outstanding increased from 21,000 to 2,100,000. Prior period information has been restated to reflect the stock split

On October 23, 2001, the State of Nevada approved the Company's restated Articles of Incorporation, which changed the par value of the stock from $0.001 per share to $0.004 per share.

On October 23, 2001, the Company's shareholders approved a forward split of its common stock at four shares for one share of the existing shares. The number of common stock shares outstanding increased from 2,100,000 to 8,400,000. Prior period information has been restated to reflect the stock splits and par value adjustments.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 8,400,000 during 2003, 2002, 2001, and since inception. As of March 31, 2003 and 2002 and December 31, 2002 and 2001, and since inception, the Company had no dilutive potential common shares.


NOTE 3.  INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provisions or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will earn income sufficient to realize the deferred tax assets during the carryforward period.

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2003, AND DECEMBER 31, 2002



NOTE 3. INCOME TAXES (CONTINUED)

The components of the Company's deferred tax asset as of December 31, 2002 and 2001 is as follows:

                                                     2002                 2001
                                        _________________    _________________

    Net operating loss carryforward      $        13,872     $          12,387

    Valuation allowance                          (13,872)              (12,387)
                                         ________________    _________________

    Net deferred tax asset               $             0     $               0



A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                     2002                 2001        Since Inception
                                         ________________     ________________        ________________

    Tax at statutory rate                $          1,485     $          1,752        $         13,872

    Increase in valuation allowance                (1,485)              (1,752)                (13,872)
                                         ________________     ________________        ________________

    Net deferred tax asset               $              0     $              0        $              0

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

Financial Condition.

     Our independent registered public accounting firm's going concern opinion for the year end December 31, 2002 and the current unaudited financial statements, indicates that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

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

     As of December 31, 2002, we had total liabilities of $37,534 and as of March 31, 2003, we had total liabilities of $37,534 or an increase of $4,739. As of December 31, 2002, we had a negative net worth of $37,534 and as March 31, 2003, we had a negative net worth of $37,534.

     We have had no revenues from inception through December 31, 2002 and we had no revenues for the period ended March 31, 2003. We have a loss from inception through December 31, 2002 of $39,634 and a loss from inception through March 31, 2003 of $39,634.

     We have officer's advances of $37,534 from inception to March 31, 2003. The officer's advances as of December 31, 2002 were $37,534.

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



Dated:  December 01, 2005       FLICKERING STAR FINANCIAL, INC.


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