Form 10QSB
period 2003-06-30
FLICKERING STAR FINANCIAL INC
filed 2005-12-02
CIK 1096656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2003

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

At June 30, 2003, and as of the date hereof, there were outstanding 8,400,000 shares of the Registrant's Common Stock, $.004 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS




                         FLICKERING STAR FINANCIAL, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                  JUNE 30, 2003
                                DECEMBER 31, 2002

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


                                                        June 30,    December 31,
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
                                                        ________      ________

STOCKHOLDERS' EQUITY
     Common stock: $.004 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        8,400,000 shares at December 31, 2002:          $             $ 33,600
        8,400,000 shares at June 30, 2003;                33,600
     Additional Paid In Capital                          (31,500)      (31,500)
     Accumulated deficit during development stage        (39,634)      (39,634)
                                                        ________      ________

            Total stockholders' equity                  $(37,534)     $(37,534)
                                                        ________      ________
                   Total liabilities and
                   stockholders' equity                 $      0      $      0
                                                        ========      ========


                 See Accompanying Notes to Financial Statements.


                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME

                                                                                               Nov. 25, 1996
                                         Six months ended             Years Ended             (inception) to
                                      June 30,       June 30,   December 21,   December 31,         June 30,
                                          2003           2002           2002           2001             2003
                                 _____________  _____________  _____________  _____________   ______________

Revenues                             $        0     $        0     $        0     $        0      $        0

Cost of revenue                               0              0              0              0               0
                                     __________     __________     __________     __________      __________

           Gross profit              $        0     $        0     $        0     $        0      $        0
General, selling and
   administrative expenses                    0          4,739          4,244          5,005          39,634
                                     __________     __________     __________     __________      __________
           Operating (loss)          $       (0)    $   (4,739)    $   (4,244)    $   (5,005)     $  (39,634)

Nonoperating income (expense)                 0              0              0              0               0
                                     __________     __________     __________     __________      __________

   Net (loss)                        $       (0)    $   (4,739)    $   (4,244)    $   (5,005)     $  (39,634)
                                     ==========     ==========     ==========     ==========      ==========


   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)    $    (0.00)    $    (0.00)    $    (0.00)     $    (0.00)
                                     ==========     ==========     ==========     ==========      ==========

   Average number of shares
   of common stock outstanding        8,400,000      8,400,000      8,400,000      8,400,000       8,400,000
                                     ==========     ==========     ==========     ==========      ==========


                 See Accompanying Notes to Financial Statements.


                                      F-2



                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                     Accumulated
                                                                                      (Deficit)
                                                                      Additional       During
                                               Common Stock            Paid-In       Development
                                            Shares        Amount       Capital          Stage
                                          __________     ________     __________     ___________
December 10, 1996, issue
  common stock                             8,400,000     $ 33,600      $(31,500)      $      0
Net (loss), December 31, 1996                                                           (2,100)
                                          __________     ________      ________       ________

Balance, December 31, 1996                 8,400,000       33,600       (31,500)        (2,100)
Net (loss), December 31, 1997
                                          __________     ________      ________       ________

Balance, December 31, 1997                 8,400,000       33,600       (31,500)        (2,100)
Net (loss), December 31, 1998
                                          __________     ________      ________       ________

Balance, December 31, 1998                 8,400,000       33,600       (31,500)        (2,450)

September 3, 1999, changed from no
  par value to $0.001
September 3, 1999, forward stock
  split 100:1
Net (loss), December 31, 1999                                                           (1,725)
                                          __________     ________      ________       ________

Balance, December 31, 1999                 8,400,000     $ 33,600      $(31,500)      $ (4,175)
Net (loss), December 31, 2000                                                          (26,210)
                                          __________     ________      ________       ________

Balance, December 31, 2000                 8,400,000     $ 33,600      $(31,500)      $(30,385)

October 19, 2001, changed from $0.001
    par value to $0.004
October 19, 2001, forward stock split
    4:1
Net (loss), December 31, 2001                                                           (5,005)
                                          __________     ________      ________       ________

Balance, December 31, 2001                 8,400,000     $  33,600     $(31,500)      $(35,390)
Net(loss), December 31, 2002                                                            (4,244)
                                          __________     ________      ________       ________

Balance, December 31, 2002                 8,400,000     $  33,600     $(31,500)      $(39,634)
Net(loss), June 30, 2003                                                                    0
                                          __________     ________      ________       ________

Balance, June 30, 2003                     8,400,000     $  33,600     $(31,500)      $(39,634)
                                          ==========     ========      =========      ========


                 See Accompanying Notes to Financial Statements.


                                      F-3



                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                               Nov. 25, 1996
                                          Six months ended              Years Ended           (inception) to
                                      June 30,       June 30,   December 31,   December 31,         June 30,
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
                                     ==========     ==========     ==========     =========    =============

                 See Accompanying Notes to Financial Statements.

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2003, AND DECEMBER 31, 2002


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2003 and December 31, 2002.

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

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2003, AND DECEMBER 31, 2002




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

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2003, AND DECEMBER 31, 2002




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

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2003, AND DECEMBER 31, 2002



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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 8,400,000 during 2003, 2002, 2001, and since inception. As of June 30, 2003 and 2002 and December 31, 2002 and 2001, and since inception, the Company had no dilutive potential common shares.


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

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2003, AND DECEMBER 31, 2002



NOTE 3. INCOME TAXES (CONTINUED)

The components of the Company's deferred tax asset as of December 31, 2002 and 2001 is as follows:

                                                      2002                 2001
                                           _______________     ________________
    Net operating loss carryforward        $        13,872     $         12,387

    Valuation allowance                            (13,872)             (12,387)
                                           _______________     ________________

    Net deferred tax asset                 $             0     $              0



A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:


                                                     2002             2001      Since Inception
                                           ______________       __________      _______________
    Tax at statutory rate                  $        1,485       $    1,752      $        13,872

    Increase in valuation allowance                (1,485)          (1,752)             (13,872)
                                           ______________       __________      _______________
    Net deferred tax asset                 $            0       $        0      $             0


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

     As of December 31, 2002, we had total liabilities of $37,534 and as of June 30, 2003, we had total liabilities of $37,534. As of December 31, 2002, we had a negative net worth of $37,534 and as June 30, 2003, we had a negative net worth of $37,534.

     We have had no revenues from inception through December 31, 2002 and we had no revenues for the period ended June 30, 2003. We have a loss from inception through December 31, 2002 of $39,634 and a loss from inception through June 30, 2003 of $39,634.

     We have officer's advances of $37,534 from inception to June 30, 2003. The officer's advances as of December 31, 2002 were $37,534.

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