Form 10QSB
period 2003-09-30
FLICKERING STAR FINANCIAL INC
filed 2005-12-02
CIK 1096656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 2003

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

At September 30, 2003, and as of the date hereof, there were outstanding 8,400,000 shares of the Registrant's Common Stock, $.004 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS




                         FLICKERING STAR FINANCIAL, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                               SEPTEMBER 30, 2003
                                DECEMBER 31, 2002

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


                                                   September 30,    December 31,
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
                                                        ________      ________

STOCKHOLDERS' EQUITY
     Common stock: $.004 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        8,400,000 shares at December 31, 2002:          $             $ 33,600
        8,400,000 shares at September 30, 2003;           33,600
     Additional Paid In Capital                          (31,500)      (31,500)
     Accumulated deficit during development stage        (39,634)      (39,634)
                                                        ________      ________

            Total stockholders' equity                  $(37,534)     $(37,534)
                                                        ________      ________
                   Total liabilities and
                   stockholders' equity                 $      0      $      0
                                                        ========      ========


                 See Accompanying Notes to Financial Statements.


                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME

                                                                                               Nov. 25, 1996
                                         Nine months ended             Years Ended            (inception) to
                                 September 30,  September 30,   December 21,   December 31,    September 30,
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
                                     ==========     ==========     ==========     ==========      ==========


                 See Accompanying Notes to Financial Statements.


                                      F-2



                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                     Accumulated
                                                                                      (Deficit)
                                                                      Additional       During
                                               Common Stock            Paid-In       Development
                                            Shares        Amount       Capital          Stage
                                          __________     ________     __________     ___________
December 10, 1996, issue
  common stock                             8,400,000     $ 33,600      $(31,500)      $      0
Net (loss), December 31, 1996                                                           (2,100)
                                          __________     ________      ________       ________

Balance, December 31, 1996                 8,400,000       33,600       (31,500)        (2,100)
Net (loss), December 31, 1997
                                          __________     ________      ________       ________

Balance, December 31, 1997                 8,400,000       33,600       (31,500)        (2,100)
Net (loss), December 31, 1998
                                          __________     ________      ________       ________

Balance, December 31, 1998                 8,400,000       33,600       (31,500)        (2,450)

September 3, 1999, changed from no
  par value to $0.001
September 3, 1999, forward stock
  split 100:1
Net (loss), December 31, 1999                                                           (1,725)
                                          __________     ________      ________       ________

Balance, December 31, 1999                 8,400,000     $ 33,600      $(31,500)      $ (4,175)
Net (loss), December 31, 2000                                                          (26,210)
                                          __________     ________      ________       ________

Balance, December 31, 2000                 8,400,000     $ 33,600      $(31,500)      $(30,385)

October 19, 2001, changed from $0.001
    par value to $0.004
October 19, 2001, forward stock split
    4:1
Net (loss), December 31, 2001                                                           (5,005)
                                          __________     ________      ________       ________

Balance, December 31, 2001                 8,400,000     $  33,600     $(31,500)      $(35,390)
Net(loss), December 31, 2002                                                            (4,244)
                                          __________     ________      ________       ________

Balance, December 31, 2002                 8,400,000     $  33,600     $(31,500)      $(39,634)
Net(loss), September 30, 2003                                                                0
                                          __________     ________      ________       ________

Balance, September, 2003                   8,400,000     $  33,600     $(31,500)      $(39,634)
                                          ==========     ========      =========      ========


                 See Accompanying Notes to Financial Statements.


                                      F-3



                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                              Nov. 25, 1996
                                        Nine months ended              Years Ended           (inception) to
                                 September 30,  September 30,   December 31,   December 31,    September 30,
                                          2003           2002           2002           2001             2003
                                 _____________  _____________  _____________  _____________   ______________
Cash Flows From
Operating Activities
    Net (loss)                       $       (0)    $   (4,739)    $   (4,244)    $  (5,005)   $     (39,634)
    Adjustments to reconcile net
    (loss) to cash (used in)
    operating activities:
    Changes in assets and liabilities
    Increase in accounts payable
    Increase in accounts payable              0            138           (546)          546                0
                                     __________     __________     __________     _________    _____________
         Net cash (used in)
            operating activities     $        0     $   (4,601)    $   (4,790)    $  (4,459)   $     (39,634)
                                     __________     __________     __________     _________    _____________
Cash Flows From
Investing Activities                 $        0     $        0     $        0     $       0    $           0
                                     __________     __________     __________     _________    _____________
Cash Flows From
Financing Activities
    Issuance of common stock                  0              0              0             0            2,100
    Increase in Officer Advances              0          4,601          4,790         4,459           37,534
                                     __________     __________     __________     _________    _____________
         Net cash (used in)
            financing activities     $              $    4,601     $    4,790     $   4,459    $      39,634
                                     __________     __________     __________     _________    _____________
         Net increase (decrease)
            in cash                  $        0     $        0     $        0     $       0    $           0

Cash, beginning of period                     0              0              0             0                0
                                     __________     __________     __________     _________    _____________

Cash, end of period                  $        0     $        0     $        0     $       0    $           0
                                     ==========     ==========     ==========     =========    =============

                 See Accompanying Notes to Financial Statements.

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2003, AND DECEMBER 31, 2002


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2003 and December 31, 2002.

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

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2003, AND DECEMBER 31, 2002




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

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2003, AND DECEMBER 31, 2002




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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 8,400,000 during 2003, 2002, 2001, and since inception. As of September 30, 2003 and 2002 and December 31, 2002 and 2001, and since inception, the Company had no dilutive potential common shares.


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

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2003, AND DECEMBER 31, 2002



NOTE 3. INCOME TAXES (CONTINUED)

The components of the Company's deferred tax asset as of December 31, 2002 and 2001 is as follows:

                                                  2002                  2001
                                       _______________          ____________
  Net operating loss carryforward      $        13,872          $     12,387

  Valuation allowance                          (13,872)              (12,387)
                                       _______________          ____________
  Net deferred tax asset               $             0          $          0



A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                2002             2001    Since Inception
                                        ____________       __________      _____________
  Tax at statutory rate                 $      1,485       $    1,752      $      13,872

  Increase in valuation allowance             (1,485)          (1,752)           (13,872)
                                        ____________       __________      _____________
  Net deferred tax asset                $          0       $        0      $           0



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

     As of December 31, 2002, we had total liabilities of $37,534 and as of September 30, 2003, we had total liabilities of $37,534. As of December 31, 2002, we had a negative net worth of $37,534 and as September 30, 2003, we had a negative net worth of $37,534.

     We have had no revenues from inception through December 31, 2002 and we had no revenues for the period ended September 30, 2003. We have a loss from inception through December 31, 2002 of $39,634 and a loss from inception through September 30, 2003 of $39,634.

     We have officer's advances of $37,534 from inception to September 30, 2003. The officer's advances as of December 31, 2002 were $37,534.

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