Form 10KSB
period 2003-12-31
FLICKERING STAR FINANCIAL INC
filed 2005-12-05
CIK 1096656

Commission File No. 000-28867


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-KSB


              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Fiscal Year Ended: December 31, 2003


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

State the number of shares outstanding of each of registrant's classes of common equity, for the period covered by this report and as at the latest practicable date:

         At December 31, 2003 and as of the date hereof, there were outstanding 8,400,000 shares of the registrant's Common Stock, $.004 par value.

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

                  There have been no matters submitted to the Company's security holders.

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

Liquidity.

                  As of December 31, 2003, we had total liabilities of $37,619 and we had a negative net worth of $37,619. As of December 31, 2002, we had total liabilities of $37,534 and a negative net worth of $37,534. Our negative net worth and total liabilities each increased by $85.

                  We have had no revenues from inception through December 31, 2003. We have a loss from inception through December 31, 2003 of $39,719. Our loss from inception through December 31, 2002 was $39,634 or an increase of $85.

                  We have officer's advances of $37,534 from inception to December 31, 2002. The officer's advances as of December 31, 2003 were $37,534.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.









                         FLICKERING STAR FINANCIAL, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                DECEMBER 31, 2003
                                DECEMBER 31, 2002

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

   Statements of Cash Flows                                                  F-5

   Notes to Financial Statements                                          F-6-10
________________________________________________________________________________

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Flickering Star Financial, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Flickering Star Financial, Inc. (A Development Stage Company) as of December 31, 2003 and 2002 and the related statements of income, stockholders' equity (deficit), and cash flows for the years then ended and the period November 25, 1996 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flickering Star Financial, Inc. (A Development Stage Company) as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years then ended and the period November 25, 1996 (inception) through December 31, 2003, in conformity with U.S. generally accepted accounting principles.

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




Kyle L. Tingle, CPA, LLC


August 5, 2004
Las Vegas, Nevada


                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                      December 31,     December 31,
                                                              2003             2002
                                                      ____________     ____________

                                     ASSETS

CURRENT ASSETS                                          $      0         $      0
                                                        ________         ________
            Total current assets                        $      0         $      0
                                                        ________         ________
                   Total assets                         $      0         $      0
                                                        ========         ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                   $     85         $      0
     Officers advances                                    37,534           37,534
                                                        ________         ________
            Total current liabilities                   $ 37,619         $ 37,534
                                                        ________         ________

STOCKHOLDERS' DEFICIT
     Common stock: $.004 par value;
        authorized 25,000,000 shares;
        issued and outstanding:  8,400,000
        shares at December 31, 2003 and 2002              33,600           33,600
     Additional Paid In Capital                          (31,500)         (31,500)
     Accumulated deficit during development stage        (39,719)         (39,634)
                                                        ________         ________
            Total stockholders' deficit                 $(37,619)        $(37,534)
                                                        ________         ________
                   Total liabilities and
                   stockholders' deficit                $      0         $      0
                                                        ========         ========


                 See Accompanying Notes to Financial Statements.



                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME

                                                                       Nov. 25, 1996
                                            Years Ended               (inception) to
                                   December 31,      December 31,       December 31,
                                           2003              2002               2003
                                   ____________      ____________      _____________

Revenues                            $        0        $        0        $        0

Cost of revenue                              0                 0                 0
                                    __________        __________        __________
           Gross profit             $        0        $        0        $        0
General, selling and
   administrative expenses                  85             4,244            39,719
                                    __________        __________        __________
           Operating (loss)         $      (85)       $   (4,244)       $  (39,719)

Nonoperating income (expense)                0                 0                 0
                                    __________        __________        __________
   Net (loss)                       $      (85)       $   (4,244)       $  (39,719)
                                    ==========        ==========        ==========

   Net (loss) per share, basic
   and diluted (Note 2)             $    (0.00)       $    (0.00)       $    (0.00)
                                    ==========        ==========        ==========

   Average number of shares
   of common stock outstanding       8,400,000         8,400,000         8,400,000
                                    ==========        ==========        ==========


                 See Accompanying Notes to Financial Statements.



                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                              Accumulated
                                                                                Deficit
                                        Common Stock           Additional       During
                                   _______________________      Paid-In       Development
                                     Shares        Amount       Capital          Stage         Total
                                   __________     ________     __________     ___________    ________

December 10, 1996, issue
  common stock                      8,400,000     $ 33,600      $(31,500)      $      0      $  2,100
Net loss, December 31, 1996                                                      (2,100)       (2,100)
                                   __________     ________      ________       ________      ________
Balance, December 31, 1996          8,400,000     $ 33,600      $(33,500)      $ (2,100)     $      0
Net loss, December 31, 1997                                                                         0
                                   __________     ________      ________       ________      ________
Balance, December 31, 1997          8,400,000     $ 33,600      $(33,500)      $ (2,100)     $      0
Net loss, December 31, 1998                                                                      (350)
                                   __________     ________      ________       ________      ________
Balance, December 31, 1998          8,400,000     $ 33,600      $(31,500)      $ (2,450)     $   (350)

September 3, 1999, changed from no
    par value to $.001
September 3, 1999, forward stock
    split 100:1
Net loss, December 31, 1999                                                      (1,725)       (1,725)
                                   __________     ________      ________       ________      ________
Balance, December 31, 1999          8,400,000     $ 33,600      $(31,500)      $ (4,175)     $ (2,075)
Net loss, December 31, 2000                                                     (26,210)      (26,210)
                                   __________     ________      ________       ________      ________
Balance, December 31, 2000          8,400,000     $ 33,600      $(31,500)      $(30,385)     $(28,285)

October 19, 2001, changed
     $0.001 par value to $0.004
October 19, 2001, forward
     stock split 4:1
Net loss December 31, 2001                                                       (5,005)       (5,005)
                                   __________     ________      ________       ________      ________
Balance, December 31, 2001          8,400,000     $ 33,600      $(31,500)      $(35,390)     $(33,290)
Net loss, December 31, 2002                                                      (4,244)       (4,244)
                                   __________     ________      ________       ________      ________
Balance, December 31, 2002          8,400,000     $ 33,600      $(31,500)      $(39,634)     $(37,534)
Net loss, December 31, 2003                                                         (85)          (85)
                                   __________     ________      ________       ________      ________
Balance, December 31, 2003          8,400,000     $ 33,600      $(31,500)      $(39,719)     $(37,619)
                                   ==========     ========      ========       ========      ========


                 See Accompanying Notes to Financial Statements.



                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                       Nov. 25, 1996
                                                            Years Ended               (inception) to
                                                   December 31,      December 31,       December 31,
                                                           2003              2002               2003
                                                   ____________      ____________      _____________

Cash Flows From
Operating Activities
    Net loss                                         $   (85)          $(4,244)         $(39,719)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Increase in accounts payable                          85              (546)               85
                                                     _______           _______          ________
         Net cash used in operating activities       $     0          $(4,790)         $(39,634)
                                                     _______           _______          ________
Cash Flows From Investing Activities                 $     0           $     0          $      0
                                                     _______           _______          ________

Cash Flows From
Financing Activities
    Issuance of common stock                               0                 0             2,100
    Increase in officer advances                           0             4,790            37,534
                                                     _______           _______          ________
         Net cash provided by
            financing activities                     $     0           $ 4,790          $ 39,534
                                                     _______           _______          ________

         Net increase (decrease)
            in cash                                  $     0           $     0          $      0

Cash, beginning of period                                  0                 0          $      0
                                                     _______           _______          ________
Cash, end of period                                  $     0           $     0          $      0
                                                     =======           =======          ========


                 See Accompanying Notes to Financial Statements.


                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2003 and 2002.

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

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


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

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


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

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 8,400,000 during 2003, 2002, and since inception. As of December 31, 2003, 2002, and since inception, the Company had no dilutive potential common shares.

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

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 3.  INCOME TAXES (CONTINUED)

The components of the Company's deferred tax asset as of December 31, 2003 and 2002 is as follows:

                                             2003          2002
                                           ________      ________

       Net operating loss carryforward     $ 13,902      $ 13,872
       Valuation allowance                  (13,902)      (13,872)
                                           ________      ________

       Net deferred tax asset              $      0      $      0
                                           ========      ========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                                        Since
                                             2003          2002       Inception
                                           ________      ________     _________

       Tax at statutory rate               $     30      $  1,485     $ 13,902
       Increase in valuation allowance          (30)       (1,485)     (13,902)
                                           ________      ________     ________

       Net deferred tax asset              $      0      $      0     $      0
                                           ========      ========     ========


The net federal operating loss carry forward will expire between 2016 and 2023. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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


ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

                  Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and the review or audit of the interim statements. The total fees billed for Kyle L. Tingle for the fiscal year ended December 31, 2003 was $0. The audit fees for the financial statements supplied with this report were incurred in 2005.

Audit Relate Fees

                  There were no audit related services and no fees billed for audited related services for the fiscal year ended December 31, 2002 and December 31, 2003.

All Other Fees

                  There were no tax preparation fees billed for the fiscal year ended December 31, 2003.

                                   SIGNATURES


                  Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  December 02, 2005            FLICKERING STAR FINANCIAL, INC.



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


Date: December 02, 2005             FLICKERING STAR FINANCIAL, INC.



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