Form 10KSB
period 2004-12-31
FLICKERING STAR FINANCIAL INC
filed 2005-12-06
CIK 1096656

Commission File No. 000-28867


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-KSB


              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Fiscal Year Ended: December 31, 2004


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

State the number of shares outstanding of each of registrant's classes of common equity, for the period covered by this report and as at the latest practicable date:

         At December 31, 2004 and as of the date hereof, there were outstanding 8,400,000 shares of the registrant's Common Stock, $.004 par value.

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

                  If we are later determined to be a so-called "blank check" company, certain of our controlling shareholders may be required to file a registration statement under the Securities Act of 1933, as amended, prior to the resale of the Common Stock, unless there exists a transactional or security exemption for such sale under the Securities Act of 1933, as amended. Current shareholders and person who desire to purchase the Common Stock in any trading market that may develop in the future, should be aware that the we are under no obligation to register the shares on behalf of our shareholders under the Securities Act of 1933, as amended.

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

Liquidity.

                  As of December 31, 2004, we had total liabilities of $37,534 and we had a negative net worth of $40,079. As of December 31, 2003, we had total liabilities of $33,290 and a negative net worth of $33,290. Our net worth and total liabilities each increased by $4,244.

                  We have had no revenues from inception through December 31, 2004. We have a loss from inception through December 31, 2004 of $39,643. Our loss from inception through December 31, 2003 was $35,390 or an increase of $4,244.

                  We have officer's advances of $32,744 from inception to December 31, 2003. The officer's advances as of December 31, 2004 were $37,534 or an increase of $4,790 from the prior year.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.









                         FLICKERING STAR FINANCIAL, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                DECEMBER 31, 2004
                                DECEMBER 31, 2003

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

   Statements of Cash Flows                                                  F-5

   Notes to Financial Statements                                          F-6-10
________________________________________________________________________________

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Flickering Star Financial, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Flickering Star Financial, Inc. (A Development Stage Company) as of December 31, 2004 and 2003 and the related statements of income, stockholders' equity (deficit), and cash flows for the years then ended and the period November 25, 1996 (inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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




Kyle L. Tingle, CPA, LLC


August 5, 2004
Las Vegas, Nevada


                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                      December 31,     December 31,
                                                              2004             2003
                                                      ____________     ____________

                                     ASSETS

CURRENT ASSETS                                          $      0         $      0
                                                        ________         ________
            Total current assets                        $      0         $      0
                                                        ________         ________
                   Total assets                         $      0         $      0
                                                        ========         ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                   $      0         $     85
     Officers advances                                    40,079           37,534
                                                        ________         ________
            Total current liabilities                   $ 40,079         $ 37,619
                                                        ________         ________

STOCKHOLDERS' DEFICIT
     Common stock: $.004 par value;
        authorized 25,000,000 shares;
        issued and outstanding:  8,400,000
        shares at December 31, 2003 and 2002              33,600           33,600
     Additional Paid In Capital                          (31,500)         (31,500)
     Accumulated deficit during development stage        (42,179)         (39,719)
                                                        ________         ________
            Total stockholders' deficit                 $(40,079)        $(37,619)
                                                        ________         ________
                   Total liabilities and
                   stockholders' deficit                $      0         $      0
                                                        ========         ========


                 See Accompanying Notes to Financial Statements.



                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME

                                                                       Nov. 25, 1996
                                            Years Ended               (inception) to
                                   December 31,      December 31,       December 31,
                                           2004              2003               2004
                                   ____________      ____________      _____________

Revenues                            $        0        $        0        $        0

Cost of revenue                              0                 0                 0
                                    __________        __________        __________
           Gross profit             $        0        $        0        $        0
General, selling and
   administrative expenses               2,460                85            42,179
                                    __________        __________        __________
           Operating (loss)         $   (2,460)       $      (85)       $  (42,179)

Nonoperating income (expense)                0                 0                 0
                                    __________        __________        __________
   Net loss                         $   (2,460)       $      (85)       $  (42,179)
                                    ==========        ==========        ==========

   Net loss per share, basic
   and diluted                      $    (0.00)       $    (0.00)       $    (0.00)
                                    ==========        ==========        ==========

   Average number of shares
   of common stock outstanding       8,400,000         8,400,000         8,400,000
                                    ==========        ==========        ==========


                 See Accompanying Notes to Financial Statements.



                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                              Accumulated
                                                                                Deficit
                                        Common Stock           Additional       During
                                   _______________________      Paid-In       Development
                                     Shares        Amount       Capital          Stage         Total
                                   __________     ________     __________     ___________    ________

December 10, 1996, issue
  common stock                      8,400,000     $ 33,600      $(31,500)      $      0      $  2,100
Net loss, December 31, 1996                                                      (2,100)       (2,100)
                                   __________     ________      ________       ________      ________
Balance, December 31, 1996          8,400,000     $ 33,600      $(33,500)      $ (2,100)     $      0
Net loss, December 31, 1997                                                                         0
                                   __________     ________      ________       ________      ________
Balance, December 31, 1997          8,400,000     $ 33,600      $(33,500)      $ (2,100)     $      0
Net loss, December 31, 1998                                                                      (350)
                                   __________     ________      ________       ________      ________
Balance, December 31, 1998          8,400,000     $ 33,600      $(31,500)      $ (2,450)     $   (350)

September 3, 1999, changed from no
    par value to $.001
September 3, 1999, forward stock
    split 100:1
Net loss, December 31, 1999                                                      (1,725)       (1,725)
                                   __________     ________      ________       ________      ________
Balance, December 31, 1999          8,400,000     $ 33,600      $(31,500)      $ (4,175)     $ (2,075)
Net loss, December 31, 2000                                                     (26,210)      (26,210)
                                   __________     ________      ________       ________      ________
Balance, December 31, 2000          8,400,000     $ 33,600      $(31,500)      $(30,385)     $(28,285)

October 19, 2001, changed
     $0.001 par value to $0.004
October 19, 2001, forward
     stock split 4:1
Net loss December 31, 2001                                                       (5,005)       (5,005)
                                   __________     ________      ________       ________      ________
Balance, December 31, 2001          8,400,000     $ 33,600      $(31,500)      $(35,390)     $(33,290)
Net loss, December 31, 2002                                                      (4,244)       (4,244)
                                   __________     ________      ________       ________      ________
Balance, December 31, 2002          8,400,000     $ 33,600      $(31,500)      $(39,634)     $(37,534)
Net loss, December 31, 2003                                                         (85)          (85)
                                   __________     ________      ________       ________      ________
Balance, December 31, 2003          8,400,000     $ 33,600      $(31,500)      $(39,719)     $(37,619)
Net loss, December 31, 2004                                                      (2,460)       (2,460)
                                   __________     ________      ________       ________      ________
Balance, December 31, 2004          8,400,000     $ 33,600      $(31,500)      $(42,179)     $(40,079)
                                   ==========     ========      ========       ========      ========


                 See Accompanying Notes to Financial Statements.



                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                       Nov. 25, 1996
                                                            Years Ended               (inception) to
                                                   December 31,      December 31,       December 31,
                                                           2004              2003               2004
                                                   ____________      ____________      _____________

Cash Flows From
Operating Activities
    Net loss                                         $(2,460)          $   (85)         $(42,179)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Increase in accounts payable                         (85)               85                 0
                                                     _______           _______          ________
         Net cash used in operating activities       $(2,545)          $     0          $(42,179)
                                                     _______           _______          ________
Cash Flows From Investing Activities                 $     0           $     0          $      0
                                                     _______           _______          ________

Cash Flows From
Financing Activities
    Issuance of common stock                               0                 0             2,100
    Increase in officer advances                       2,545                 0            40,079
                                                     _______           _______          ________
         Net cash provided by
            financing activities                     $ 2,545           $     0          $ 42,179
                                                     _______           _______          ________

         Net increase (decrease)
            in cash                                  $     0           $     0          $      0

Cash, beginning of period                                  0                 0          $      0
                                                     _______           _______          ________
Cash, end of period                                  $     0           $     0          $      0
                                                     =======           =======          ========

Supplemental Non-Cash Information

Interest paid                                        $     0           $     0          $      0
                                                     =======           =======          ========

Income taxes paid                                    $     0           $     0          $      0
                                                     =======           =======          ========


                 See Accompanying Notes to Financial Statements.


                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Flickering Star Financial, Inc. ("Company") was organized November 25, 1996 under the laws of the State of Nevada. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES," is considered a development stage enterprise.

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2004 and 2003.

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

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS No. 151 becomes effective for our Company on January 1, 2006. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after December 15, 2005. The adoption of SFAS No. 123 (revised 2004) should not have a significant impact on the Company's financial position or results of operations until such time the Company has share-based payments. The Company will adopt the provisions of SFAS No. 123R at that time.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for our Company as of July 1, 2005. The Company will apply the requirements of SFAS No. 153 on any future nonmonetary exchange transactions.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 2.  STOCKHOLDERS' EQUITY

COMMON STOCK

The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.004. On November 30, 1996, the Company issued 21,000 shares of its no par value common stock in consideration of $2,100 in cash.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 8,400,000 during 2004, 2003, and since inception. As of December 31, 2004, 2003, and since inception, the Company had no dilutive potential common shares.

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


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

The components of the Company's deferred tax asset as of December 31, 2004 and 2003 is as follows:

                                             2004          2003
                                           ________      ________

       Net operating loss carryforward     $ 14,763      $ 13,902
       Valuation allowance                  (14,763)      (13,902)
                                           ________      ________

       Net deferred tax asset              $      0      $      0
                                           ========      ========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                                        Since
                                             2004          2003       Inception
                                           ________      ________     _________

       Tax at statutory rate (35%)         $    861      $     30     $ 14,763
       Increase in valuation allowance         (861)          (30)     (14,763)
                                           ________      ________     ________

       Net deferred tax asset              $      0      $      0     $      0
                                           ========      ========     ========


The net federal operating loss carry forward will expire between 2016 and 2024. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


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


ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

                  Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and the review or audit of the interim statements. The total fees billed for Kyle L. Tingle for the fiscal year ended December 31, 2003 was $2,000 and for the fiscal year ended December 31, 2004 was $0. The audit fees for the financial statements supplied with this report were incurred in 2005.

Audit Relate Fees

                  There were no audit related services and no fees billed for audited related services for the fiscal year ended December 31, 2003 and December 31, 2004.

All Other Fees

                  There was a tax preparation fee billed for the fiscal year ended December 31, 2001 for $75.

                                   SIGNATURES


                  Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  December 5, 2005             FLICKERING STAR FINANCIAL, INC.



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


Date: December 5, 2005              FLICKERING STAR FINANCIAL, INC.



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