Form 10QSB
period 2005-03-31
FLICKERING STAR FINANCIAL INC
filed 2005-12-09
CIK 1096656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

At March 31, 2005, and as of the date hereof, there were outstanding 8,400,000 shares of the Registrant's Common Stock, $.004 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS




                         FLICKERING STAR FINANCIAL, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                 MARCH 31, 2005
                                DECEMBER 31, 2004

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

   Statements of Income                                                      F-2

   Statements of Stockholders' Equity                                        F-3

   Statements of Cash Flows                                                  F-4

   Notes to Financial Statements                                           F-5-9
________________________________________________________________________________

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                       March 31,    December 31,
                                                            2005            2004
                                                   _____________    ____________


                                     ASSETS

CURRENT ASSETS                                          $      0      $      0
                                                        ________      ________

            Total current assets                        $      0      $      0
                                                        ________      ________

                   Total assets                         $      0      $      0
                                                        ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                   $      0      $      0
     Officers advances (Note 6)                           40,079        40,079
                                                        ________      ________

            Total current liabilities                   $ 40,079      $ 40,079
                                                        ________      ________

STOCKHOLDERS' EQUITY
     Common stock: $.004 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        8,400,000 shares at December 31, 2004           $             $ 33,600
        8,400,000 shares at March 31, 2005                33,600
     Additional Paid In Capital                          (31,500)      (31,500)
     Accumulated deficit during development stage        (42,179)      (42,179)
                                                        ________      ________

            Total stockholders' equity                  $(40,079)     $(40,079)
                                                        ________      ________
                   Total liabilities and
                   stockholders' equity                 $      0      $      0
                                                        ========      ========


                 See Accompanying Notes to Financial Statements.


                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME

                                                                                               Nov. 25, 1996
                                        Three months ended             Years Ended            (inception) to
                                     March 31,      March 31,   December 21,   December 31,        March 31,
                                          2005           2004           2004           2003             2005
                                 _____________  _____________  _____________  _____________   ______________

Revenues                             $        0     $        0     $        0     $        0      $        0

Cost of revenue                               0              0              0              0               0
                                     __________     __________     __________     __________      __________

           Gross profit              $        0     $        0     $        0     $        0      $        0
General, selling and
   administrative expenses                    0              0          2,460             85          42,179
                                     __________     __________     __________     __________      __________
           Operating (loss)          $       (0)    $       (0)    $   (2,460)    $      (85)     $  (42,179)

Nonoperating income (expense)                 0              0              0              0               0
                                     __________     __________     __________     __________      __________

   Net (loss)                        $       (0)    $       (0)    $   (2,460)    $      (85)     $  (42,179)
                                     ==========     ==========     ==========     ==========      ==========


   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)    $    (0.00)    $    (0.00)    $    (0.00)     $    (0.00)
                                     ==========     ==========     ==========     ==========      ==========

   Average number of shares
   of common stock outstanding        8,400,000      8,400,000      8,400,000      8,400,000       8,400,000
                                     ==========     ==========     ==========     ==========      ==========


                 See Accompanying Notes to Financial Statements.


                                      F-2



                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                     Accumulated
                                                                                      (Deficit)
                                                                      Additional       During
                                               Common Stock            Paid-In       Development
                                            Shares        Amount       Capital          Stage
                                          __________     ________     __________     ___________
December 10, 1996, issue
  common stock                             8,400,000     $ 33,600      $(31,500)      $      0
Net (loss), December 31, 1996                                                           (2,100)
                                          __________     ________      ________       ________

Balance, December 31, 1996                 8,400,000       33,600       (31,500)        (2,100)
Net (loss), December 31, 1997
                                          __________     ________      ________       ________

Balance, December 31, 1997                 8,400,000       33,600       (31,500)        (2,100)
Net (loss), December 31, 1998
                                          __________     ________      ________       ________

Balance, December 31, 1998                 8,400,000       33,600       (31,500)        (2,450)

September 3, 1999, changed from no
  par value to $0.001
September 3, 1999, forward stock
  split 100:1
Net (loss), December 31, 1999                                                           (1,725)
                                          __________     ________      ________       ________

Balance, December 31, 1999                 8,400,000     $ 33,600      $(31,500)      $ (4,175)
Net (loss), December 31, 2000                                                          (26,210)
                                          __________     ________      ________       ________

Balance, December 31, 2000                 8,400,000     $ 33,600      $(31,500)      $(30,385)

October 19, 2001, changed from $0.001
    par value to $0.004
October 19, 2001, forward stock split
    4:1
Net (loss), December 31, 2001                                                           (5,005)
                                          __________     ________      ________       ________

Balance, December 31, 2001                 8,400,000     $ 33,600      $(31,500)      $(35,390)
Net(loss), December 31, 2002                                                            (4,244)
                                          __________     ________      ________       ________

Balance, December 31, 2002                 8,400,000     $ 33,600      $(31,500)      $(39,634)
Net(loss), December 31, 2003                                                               (85)
                                          __________     ________      ________       ________

Balance, December 31, 2003                 8,400,000     $ 33,600      $(31,500)      $(39,719)
Net (loss), December 31, 2004                                                           (2,460)
                                          __________     ________      ________       ________
Balance, December 31, 2004                 8,400,000     $ 33,600      $(31,500)      $(40,079)
Net (loss), March 31, 2005                                                                  (0)
                                          __________     ________      ________       ________

Balance, March 31, 2005                    8,400,000     $ 33,600      $(31,500)      $(40,079)
                                          ==========     ========      =========      ========


                 See Accompanying Notes to Financial Statements.


                                      F-3



                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                               Nov. 25, 1996
                                        Three months ended              Years Ended           (inception) to
                                     March 31,      March 31,   December 31,   December 31,        March 31,
                                          2005           2004           2004           2003             2005
                                 _____________  _____________  _____________  _____________   ______________
Cash Flows From
Operating Activities
    Net (loss)                       $       (0)    $       (0)    $   (2,460)    $     (85)   $     (42,179)
    Adjustments to reconcile net
    (loss) to cash (used in)
    operating activities:
    Changes in assets and liabilities
    Increase in accounts payable
    Increase in accounts payable              0              0            (85)           85               0
                                     __________     __________     __________     _________    _____________
         Net cash (used in)
            operating activities     $        0     $        0     $   (2,545)    $       0   $     (42,179)
                                     __________     __________     __________     _________    _____________
Cash Flows From
Investing Activities                 $        0     $        0     $        0     $       0    $           0
                                     __________     __________     __________     _________    _____________
Cash Flows From
Financing Activities
    Issuance of common stock                  0              0              0             0            2,100
    Increase in officer advances              0              0          2,545             0           40,079
                                     __________     __________     __________     _________    _____________
         Net cash (used in)
            financing activities     $              $        0     $    2,545     $       0    $      42,179
                                     __________     __________     __________     _________    _____________
         Net increase (decrease)
            in cash                  $        0     $        0     $        0     $       0    $           0

Cash, beginning of period                     0              0              0             0                0
                                     __________     __________     __________     _________    _____________

Cash, end of period                  $        0     $        0     $        0     $       0    $           0
                                     ==========     ==========     ==========     =========    =============


                 See Accompanying Notes to Financial Statements.


                                      F-4


                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2005, AND DECEMBER 31, 2004


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2005 and December 31, 2004.

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

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2005, AND DECEMBER 31, 2004




NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4" (SAFS No. 151"). SAFS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overheads to inventory be based on normal capacity of the production facilities. SAFS No. 151 becomes effective for our Company on January 1, 2006. The Company does not believe that the adaptation of SAFS No. 151 will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment. "SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the reporting period beginning after December 15, 2005. The adaptation of SFAS No. 123 (revised 2004) should not have a significant impact on the Company's financial position or results of operation until such time the Company has share-based payments. The Company will adopt the provisions of SFAS No. 123R at that time.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SAFS No. 153"). SFAS No. 153 is based on the principle that exchange nonmonetary assets should be measured based on fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No.29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for our Company as of July 1, 2005. The Company will apply the requirements of SFAS No. 153 on any future nonmonetary exchange transactions.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No.3" ("SFAS No. 154"). SFAS No. 154 requires retrospective applications to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adaptation of SFAS No. 154 will have a material impact on our consolidated financial statements.

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2005, AND DECEMBER 31, 2004




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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 8,400,000 during 2005, 2004, 2003, and since inception. As of March 31, 2005 and 2004 and December 31, 2004 and 2003, and since inception, the Company had no dilutive potential common shares.

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2005, AND DECEMBER 31, 2004


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

The components of the Company's deferred tax asset as of December 31, 2004 and 2003 is as follows:

                                            2004           2003
                                          ________       ________

     Net operating loss carryforward      $ 14,763       $ 13,902

     Valuation allowance                   (14,763)       (13,902)
                                          ________       ________

     Net deferred tax asset               $      0       $      0



A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                                    Since
                                           2004        2003       Inception
                                          _____        ____       _________

     Tax at statutory rate                $ 861        $ 30        $14,763

     Increase in valuation allowance       (861)        (30)       (14,763)
                                          _____        ____        _______

     Net deferred tax asset               $   0        $  0        $     0

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

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2005, AND DECEMBER 31, 2004


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

Financial Condition.

     Our independent registered public accounting firm's going concern opinion for the year end December 31, 2004 and the current unaudited financial statements, indicates that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

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

     As of December 31, 2004, we had total liabilities of $40,079 and as of March 31, 2005, we had total liabilities of $40,079. As of December 31, 2004, we had a negative net worth of $40,079 and as March 31, 2005, we had a negative net worth of $40,079.

     We have had no revenues from inception through December 31, 2004 and we had no revenues for the period ended March 31, 2005. We have a loss from inception through December 31, 2004 of $42,179 and a loss from inception through March 31, 2005 of $42,179.

     We have officer's advances of $40,079 from inception to March 31, 2005. The officer's advances as of December 31, 2004 were $40,079.

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



Dated:  December 09, 2005       FLICKERING STAR FINANCIAL, INC.


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