Form 10KSB
period 2005-12-31
FLICKERING STAR FINANCIAL INC
filed 2006-02-17
CIK 1096656

Commission File No. 000-28867


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-KSB


              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Fiscal Year Ended: December 31, 2005


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

State the number of shares outstanding of each of registrant's classes of common equity, for the period covered by this report and as at the latest practicable date:

         At December 31, 2005 and as of the date hereof, there were outstanding 8,400,000 shares of the registrant's Common Stock, $.004 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                TABLE OF CONTENTS


                                                                            Page

                                     PART I


Item 1.  Description of Business                                              3

Item 2.  Description of Property                                             12

Item 3.  Legal Proceedings                                                   12

Item 4.  Submission of Matters to a Vote of Security Holders                 12


                                     PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and
         Small Business Issuer Purchases of Equity Securities                12

Item 6.  Management's Discussion and Analysis or Plan of Operation           14

Item 7.  Financial Statements                                                17

Item 8.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                            19

Item 8A. Controls and Procedures                                             19

Item 8B. Other Information                                                   19


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                   19

Item 10. Executive Compensation                                              20

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     20

Item 12. Certain Relationships and Related Transactions                      22

Item 13. Exhibits                                                            22

Item 14. Principal Accountant Fees and Services                              22

         Signatures                                                          23

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

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

              (e) Recent Purchases of Securities.

                  The Company has not purchased any equity securities in any issuer during the period covered by this report.


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

Liquidity.

                  As of December 31, 2005, we had total liabilities of $47,581 and we had a negative net worth of $47,581. As of December 31, 2004, we had total liabilities of $40,079 and a negative net worth of $40,079. Our negative net worth and total liabilities each increased by $7,502.

                  We have had no revenues from inception through December 31, 2005. We have a loss from inception through December 31, 2005 of $49,681. Our loss from inception through December 31, 2004 was $39,643 or an increase of $7,502.

                  We have officer's advances of $40,079 from inception to December 31, 2004. The officer's advances as of December 31, 2005 were $47,581 or an increase of $7,502 from the prior year.

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

ITEM 7.  FINANCIAL STATEMENTS.









                         FLICKERING STAR FINANCIAL, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                DECEMBER 31, 2005
                                DECEMBER 31, 2004

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

   Statements of Operations                                                  F-3

   Statements of Stockholders' Deficit                                       F-4

   Statements of Cash Flows                                                  F-5

   Notes to Financial Statements                                          F-6-10
________________________________________________________________________________

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Flickering Star Financial, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Flickering Star Financial, Inc. (A Development Stage Enterprise) as of December 31, 2005 and 2004 and the related statements of operations, stockholders' deficit, and cash flows for the years then ended and the period November 25, 1996 (inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flickering Star Financial, Inc. (A Development Stage Enterprise) as of December 31, 2005 and 2004 and the results of its operations and cash flows for the years then ended and the period November 25, 1996 (inception) through December 31, 2005, in conformity with U.S. generally accepted accounting principles.

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




Kyle L. Tingle, CPA, LLC


January 3, 2006
Las Vegas, Nevada


                         FLICKERING STAR FINANCIAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                      December 31,     December 31,
                                                              2005             2004
                                                      ____________     ____________

                                     ASSETS

CURRENT ASSETS                                          $      0         $      0
                                                        ________         ________
            Total current assets                        $      0         $      0
                                                        ________         ________
                   Total assets                         $      0         $      0
                                                        ========         ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                   $      0         $      0
     Officers advances                                    47,581           40,079
                                                        ________         ________
            Total current liabilities                   $ 47,581         $ 40,079
                                                        ________         ________

STOCKHOLDERS' DEFICIT
     Common stock: $.004 par value;
        authorized 25,000,000 shares;
        issued and outstanding:  8,400,000
        shares at December 31, 2005 and 2004              33,600           33,600
     Additional Paid In Capital                          (31,500)         (31,500)
     Accumulated deficit during development stage        (49,681)         (42,179)
                                                        ________         ________
            Total stockholders' deficit                 $(47,581)        $(40,079)
                                                        ________         ________
                   Total liabilities and
                   stockholders' deficit                $      0         $      0
                                                        ========         ========


                 See Accompanying Notes to Financial Statements.



                         FLICKERING STAR FINANCIAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                       Nov. 25, 1996
                                            Years Ended               (inception) to
                                   December 31,      December 31,       December 31,
                                           2005              2004               2005
                                   ____________      ____________      _____________

Revenues                            $        0        $        0        $        0

Cost of revenue                              0                 0                 0
                                    __________        __________        __________
           Gross profit             $        0        $        0        $        0
General, selling and
   administrative expenses               7,502             2,460            49,681
                                    __________        __________        __________
           Operating (loss)         $   (7,502)       $   (2,460)       $  (49,681)

Nonoperating income (expense)                0                 0                 0
                                    __________        __________        __________
   Net loss                         $   (7,502)       $   (2,460)       $  (49,681)
                                    ==========        ==========        ==========

   Net loss per share, basic
   and diluted                      $    (0.00)       $    (0.00)       $    (0.01)
                                    ==========        ==========        ==========

   Average number of shares
   of common stock outstanding       8,400,000         8,400,000         8,400,000
                                    ==========        ==========        ==========


                 See Accompanying Notes to Financial Statements.



                         FLICKERING STAR FINANCIAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                              Accumulated
                                                                                Deficit
                                        Common Stock           Additional       During
                                   _______________________      Paid-In       Development
                                     Shares        Amount       Capital          Stage         Total
                                   __________     ________     __________     ___________    ________

December 10, 1996, issue
  common stock                      8,400,000     $ 33,600      $(31,500)      $      0      $  2,100
Net loss, December 31, 1996                                                      (2,100)       (2,100)
                                   __________     ________      ________       ________      ________
Balance, December 31, 1996          8,400,000     $ 33,600      $(33,500)      $ (2,100)     $      0
Net loss, December 31, 1997                                                                         0
                                   __________     ________      ________       ________      ________
Balance, December 31, 1997          8,400,000     $ 33,600      $(33,500)      $ (2,100)     $      0
Net loss, December 31, 1998                                                                      (350)
                                   __________     ________      ________       ________      ________
Balance, December 31, 1998          8,400,000     $ 33,600      $(31,500)      $ (2,450)     $   (350)

September 3, 1999, changed from no
    par value to $.001
September 3, 1999, forward stock
    split 100:1
Net loss, December 31, 1999                                                      (1,725)       (1,725)
                                   __________     ________      ________       ________      ________
Balance, December 31, 1999          8,400,000     $ 33,600      $(31,500)      $ (4,175)     $ (2,075)
Net loss, December 31, 2000                                                     (26,210)      (26,210)
                                   __________     ________      ________       ________      ________
Balance, December 31, 2000          8,400,000     $ 33,600      $(31,500)      $(30,385)     $(28,285)

October 19, 2001, changed
     $0.001 par value to $0.004
October 19, 2001, forward
     stock split 4:1
Net loss December 31, 2001                                                       (5,005)       (5,005)
                                   __________     ________      ________       ________      ________
Balance, December 31, 2001          8,400,000     $ 33,600      $(31,500)      $(35,390)     $(33,290)
Net loss, December 31, 2002                                                      (4,244)       (4,244)
                                   __________     ________      ________       ________      ________
Balance, December 31, 2002          8,400,000     $ 33,600      $(31,500)      $(39,634)     $(37,534)
Net loss, December 31, 2003                                                         (85)          (85)
                                   __________     ________      ________       ________      ________
Balance, December 31, 2003          8,400,000     $ 33,600      $(31,500)      $(39,719)     $(37,619)
Net loss, December 31, 2004                                                      (2,460)       (2,460)
                                   __________     ________      ________       ________      ________
Balance, December 31, 2004          8,400,000     $ 33,600      $(31,500)      $(42,179)     $(40,079)
Net loss, December 31, 2005                                                      (7,502)       (7,502)
                                   __________     ________      ________       ________      ________
Balance, December 31, 2004          8,400,000     $ 33,600      $(31,500)      $(49,681)     $(49,681)
                                   ==========     ========      ========       ========      ========


                 See Accompanying Notes to Financial Statements.



                         FLICKERING STAR FINANCIAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                                       Nov. 25, 1996
                                                            Years Ended               (inception) to
                                                   December 31,      December 31,       December 31,
                                                           2005              2004               2005
                                                   ____________      ____________      _____________

Cash Flows From
Operating Activities
    Net loss                                         $(7,502)          $(2,460)         $(49,681)
    Adjustments to reconcile net loss
    to cash used in operating activities:
    Changes in assets and liabilities
    Decrease in accounts payable                            0              (85)                0
                                                     _______           _______          ________
         Net cash used in operating activities       $(7,502)          $(2,545)         $(49,681)
                                                     _______           _______          ________
Cash Flows From Investing Activities                 $     0           $     0          $      0
                                                     _______           _______          ________

Cash Flows From
Financing Activities
    Issuance of common stock                               0                 0             2,100
    Increase in officer advances                       7,502             2,545            47,581
                                                     _______           _______          ________
         Net cash provided by
            financing activities                     $ 7,502           $ 2,545          $ 49,681
                                                     _______           _______          ________

         Net increase (decrease)
            in cash                                  $     0           $     0          $      0

Cash, beginning of period                                  0                 0          $      0
                                                     _______           _______          ________
Cash, end of period                                  $     0           $     0          $      0
                                                     =======           =======          ========

Supplemental Non-Cash Information

Interest paid                                        $     0           $     0          $      0
                                                     =======           =======          ========

Income taxes paid                                    $     0           $     0          $      0
                                                     =======           =======          ========


                 See Accompanying Notes to Financial Statements.


                         FLICKERING STAR FINANCIAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2005 and 2004.

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

                         FLICKERING STAR FINANCIAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


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

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47 "ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS--AN INTERPRETATION OF FASB STATEMENT NO. 143" ("FIN No. 47"). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective for us no later than December 31, 2005. We do not expect that the adoption of FIN No. 47 will have a material impact on our financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB NO. 20 AND FASB STATEMENT NO. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "ACCOUNTING CHANGES," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for our Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our financial statements.

                         FLICKERING STAR FINANCIAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


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

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "EARNINGS PER SHARE." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 8,400,000 during 2005, 2004, and since inception. As of December 31, 2005, 2004, and since inception, the Company had no dilutive potential common shares.

                         FLICKERING STAR FINANCIAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


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

The components of the Company's deferred tax asset as of December 31, 2005 and 2004 is as follows:

                                             2005          2004
                                           ________      ________

       Net operating loss carryforward     $ 17,388      $ 14,763
       Valuation allowance                  (17,388)      (14,763)
                                           ________      ________

       Net deferred tax asset              $      0      $      0
                                           ========      ========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                                        Since
                                             2005          2004       Inception
                                           ________      ________     _________

       Tax at statutory rate (35%)         $  2,625      $    861     $ 17,388
       Increase in valuation allowance       (2,625)         (861)     (17,388)
                                           ________      ________     ________

       Net deferred tax asset              $      0      $      0     $      0
                                           ========      ========     ========


The net federal operating loss carry forward will expire between 2016 and 2025. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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

                         FLICKERING STAR FINANCIAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                  The members of our Board of Directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:


                  Name                       Ages         Position

                  Ginger B. Quealy            57     President and Director
                  44994 Corte Zorita
                  Temecula, CA 92592

                  Gerald W. Quealy            59     Secretary, Treasurer and
                  44994 Corte Zorita                 Director
                  Temecula, CA 92592

                  Gerald Edward Russo         61     Director
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  There have been no related party transactions, or other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

ITEM 13. EXHIBITS.

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

                  Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and the review or audit of the interim statements. The total fees billed for Kyle L. Tingle for the fiscal year ended December 31, 2005 was $5,000 and for the fiscal year ended December 31, 2004 was $0.

Audit Relate Fees

                  There were no audit related services and no fees billed for audited related services for the fiscal year ended December 31, 2004 and December 31, 2005.

All Other Fees

                  There no tax preparation fees billed for the fiscal year ended December 31, 2005.

                                   SIGNATURES


                  Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 17, 2006            FLICKERING STAR FINANCIAL, INC.



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


Date: February 17, 2006             FLICKERING STAR FINANCIAL, INC.



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