Form 10QSB
period 2006-06-30
FLICKERING STAR FINANCIAL INC
filed 2006-08-11
CIK 1096656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

     At June 30, 2006, and as of the date hereof, there were outstanding 8,400,000 shares of the Registrant's Common Stock, $.004 par value.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS




                         FLICKERING STAR FINANCIAL, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                  JUNE 30, 2006
                                DECEMBER 31, 2005

                         FLICKERING STAR FINANCIAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS








________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-1

   Statements of Operations                                                  F-2

   Statements of Stockholders' Deficit                                       F-3

   Statements of Cash Flows                                                  F-4

   Notes to Financial Statements                                           F-5-9
________________________________________________________________________________

                         FLICKERING STAR FINANCIAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS


                                                        June 30,    December 31,
                                                            2006            2005
                                                   _____________    ____________


                                     ASSETS

CURRENT ASSETS                                          $      0      $      0
                                                        ________      ________

            Total current assets                        $      0      $      0
                                                        ________      ________

                   Total assets                         $      0      $      0
                                                        ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                   $      0      $      0
     Officers advances                                    49,957        47,581
                                                        ________      ________

            Total current liabilities                   $ 49,957      $ 47,581
                                                        ________      ________

STOCKHOLDERS' DEFICIT
     Common stock: $.004 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        8,400,000 shares at June 30, 2006               $             $ 33,600
        8,400,000 shares at December 31, 2005             33,600
     Additional Paid In Capital                          (31,500)      (31,500)
     Accumulated deficit during development stage        (52,057)      (49,681)
                                                        ________      ________

            Total stockholders' deficit                 $(49,957)     $(47,581)
                                                        ________      ________
                   Total liabilities and
                   stockholders' deficit                $      0      $      0
                                                        ========      ========


                 See Accompanying Notes to Financial Statements.


                         FLICKERING STAR FINANCIAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                              STATEMENTS OF INCOME
                          QUARTER ENDED JUNE 30, 2006

                                                                 Nov. 25, 1996
                                                   Year Ended   (inception) to
                                      June 30,   December 31,         June 30,
                                          2006           2005             2006
                                 _____________  _____________   ______________

Revenues                            $        0     $        0      $        0

Cost of revenue                              0              0               0
                                    __________     __________      __________

           Gross profit             $        0     $        0      $        0
General, selling and
   administrative expenses                 432          7,502          52,057
                                    __________     __________      __________
           Operating (loss)         $     (432)    $   (7,502)     $  (52,057)

Nonoperating income (expense)                0              0               0
                                    __________     __________      __________

   Net (loss)                       $     (432)    $   (7,502)     $  (52,057)
                                    ==========     ==========      ==========


   Net loss per share, basic
   and diluted                      $    (0.00)    $    (0.00)     $    (0.01)
                                    ==========     ==========      ==========

   Average number of shares
   of common stock outstanding       8,400,000      8,400,000       8,400,000
                                    ==========     ==========      ==========


                 See Accompanying Notes to Financial Statements.


                                      F-2



                         FLICKERING STAR FINANCIAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                     Accumulated
                                                                                      (Deficit)
                                                                      Additional       During
                                               Common Stock            Paid-In       Development
                                            Shares        Amount       Capital          Stage          Total
                                          __________     ________     __________     ___________     ________
December 10, 1996, issue
  common stock                             8,400,000     $ 33,600      $(31,500)      $      0       $  2,100
Net loss, December 31, 1996                                                             (2,100)        (2,100)
                                          __________     ________      ________       ________       ________

Balance, December 31, 1996                 8,400,000       33,600       (31,500)        (2,100)             0
Net loss, December 31, 1997                                                                                 0
                                          __________     ________      ________       ________       ________

Balance, December 31, 1997                 8,400,000       33,600       (31,500)        (2,100)             0
Net loss, December 31, 1998                                                               (350)          (350)
                                          __________     ________      ________       ________       ________

Balance, December 31, 1998                 8,400,000       33,600       (31,500)        (2,450)          (350)

September 3, 1999, changed from no
  par value to $0.001
September 3, 1999, forward stock
  split 100:1
Net loss, December 31, 1999                                                             (1,725)        (1,725)
                                          __________     ________      ________       ________       ________

Balance, December 31, 1999                 8,400,000     $ 33,600      $(31,500)      $ (4,175)      $ (2,075)
Net loss, December 31, 2000                                                            (26,210)       (26,210)
                                          __________     ________      ________       ________       ________

Balance, December 31, 2000                 8,400,000     $ 33,600      $(31,500)      $(30,385)      $(28,285)

October 23, 2001, changed from $0.001
    par value to $0.004
October 23, 2001, forward stock split
    4:1
Net loss, December 31, 2001                                                             (5,005)        (5,005)
                                          __________     ________      ________       ________       ________

Balance, December 31, 2001                 8,400,000     $ 33,600      $(31,500)      $(35,390)      $(33,290)
Net loss, December 31, 2002                                                             (4,244)        (4,244)
                                          __________     ________      ________       ________       ________

Balance, December 31, 2002                 8,400,000     $ 33,600      $(31,500)      $(39,634)      $(37,534)
Net loss, December 31, 2003                                                                (85)           (85)
                                          __________     ________      ________       ________       ________

Balance, December 31, 2003                 8,400,000     $ 33,600      $(31,500)      $(39,719)      $(37,619)
Net loss, December 31, 2004                                                             (2,460)        (2,460)
                                          __________     ________      ________       ________       ________
Balance, December 31, 2004                 8,400,000     $ 33,600      $(31,500)      $(42,179)      $(40,079)
Net loss, December 31, 2005                                                             (7,502)        (7,502)
                                          __________     ________      ________       ________       ________

Balance, December 31, 2005                 8,400,000     $ 33,600      $(31,500)      $(49,681)      $(47,581)
Net loss, June 30, 2006                                                                 (2,376)        (2,376)
                                          __________     ________      ________       ________       ________

Balance, June 30, 2006                     8,400,000     $ 33,600      $(31,500)      $(52,057)      $(49,957)
                                          ==========     ========      =========      ========       ========


                 See Accompanying Notes to Financial Statements.


                                      F-3



                         FLICKERING STAR FINANCIAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                          QUARTER ENDED JUNE 30, 2006

                                                                         Nov. 25, 1996
                                                         Year Ended     (inception) to
                                          June 30,     December 31,           June 30,
                                              2006             2005               2006
                                          ________    _____________     ______________

Cash Flows From
Operating Activities
    Net loss                               $ (432)      $ (7,502)         $ (52,057)
    Adjustments to reconcile net
    loss to cash used in
    operating activities:
    Changes in assets and liabilities
    Decrease in accounts payable                0              0                  0
                                           ______       ________          _________
         Net cash used in
            operating activities           $ (432)      $ (7,502)         $ (52,057)
                                           ______       ________          _________
Cash Flows From
Investing Activities                       $    0       $      0          $       0
                                           ______       ________          _________
Cash Flows From
Financing Activities
    Issuance of common stock                    0              0              2,100
    Increase in officer advances              432          7,502             49,957
                                           ______       ________          _________
         Net cash provided by
            financing activities           $  432       $  7,502          $  52,057
                                           ______       ________          _________
         Net increase (decrease)
            in cash                        $    0       $      0          $       0

Cash, beginning of period                       0              0                  0
                                           ______       ________          _________
Cash, end of period                        $    0       $      0          $       0
                                           ======       ========          =========

Supplemental Non-Cash Information

Interest Paid                              $    0       $      0          $       0
                                           ======       ========          =========

Income Taxes Paid                          $    0       $      0          $       0
                                           ======       ========          =========


                 See Accompanying Notes to Financial Statements.


                                      F-4


                         FLICKERING STAR FINANCIAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2006 and December 31, 2005.

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

                         FLICKERING STAR FINANCIAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We do not expect the adoption of FSP 115-1 will have a material impact on our consolidated financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an Amendment of FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an Amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our consolidated financial condition or results of operations.

                         FLICKERING STAR FINANCIAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 8,400,000 during 2006, 2005, and since inception. As of June 30, 2006, December 31, 2005, and since inception, the Company had no dilutive potential common shares.

                         FLICKERING STAR FINANCIAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

The components of the Company's deferred tax asset as of June 30, 2006 and December 31, 2005 is as follows:

                                            2006           2005
                                          ________       ________

     Net operating loss carryforward      $ 18,077       $ 17,388

     Valuation allowance                   (18,077)       (17,388)
                                          ________       ________

     Net deferred tax asset               $      0       $      0
                                          ========       ========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                                    Since
                                           2006         2005       Inception
                                          _____         ____       _________

     Tax at statutory rate (35%)          $  689       $2,625        $18,077

     Increase in valuation allowance        (689)      (2,625)       (18,077)
                                          ______       ______        _______

     Net deferred tax asset               $    0       $    0        $     0
                                          ======       ======        =======

The net federal operating loss carry forward will expire between 2016 and 2026. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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

                         FLICKERING STAR FINANCIAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

     As of December 31, 2005, we had total liabilities of $47,581 and as of June 30, 2006, we had total liabilities of $49,957. As of December 31, 2005, we had a negative net worth of $47,581 and as June 30, 2006, we had a negative net worth of $49,957.

     We have had no revenues from inception through December 31, 2005 and we had no revenues for the period ended June 30, 2006. We have a loss from inception through December 31, 2005 of $53,569 and a loss from inception through June 30, 2006 of $52,057.

     We have officer's advances of $49,957 from inception to June 30, 2006. The officer's advances as of December 31, 2005 were $47,581.

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


                                     PART II

                                OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS .................................................None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES
         AND USE OF PROCEEDS ...............................................None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES ...................................None

ITEM 4 - SUBMISSION OF MATTER TO A VOTE OF SECURITY
         HOLDERS ...........................................................None

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



Dated:  August 11, 2006         FLICKERING STAR FINANCIAL, INC.


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