Form 10QSB
period 2006-09-30
AVEROX INC.
filed 2006-11-09
CIK 1096656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION FROM _______ TO ________.


                        COMMISSION FILE NUMBER 000-28867


                                   AVEROX INC.
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


                         Flickering Star Financial, Inc.
                 ______________________________________________
                 (Former name, former address and former fiscal
                      year, if changed since last report.)


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

     At September 30, 2006, there were outstanding 8,400,000 shares of the Registrant's Common Stock, $.004 par value. As of the date hereof, there were 10,080,000 shares of the Registrant's Common Stock, $.004 par value outstanding.

Transitional Small Business Disclosure Format: Yes / / No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS




                         FLICKERING STAR FINANCIAL, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                               SEPTEMBER 30, 2006
                                DECEMBER 31, 2005

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

   Statements of Operations                                                  F-2

   Statements of Stockholders' Deficit                                       F-3

   Statements of Cash Flows                                                  F-4

   Notes to Financial Statements                                           F-5-9
________________________________________________________________________________

                         FLICKERING STAR FINANCIAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS


                                                   September 30,    December 31,
                                                            2006            2005
                                                   _____________    ____________


                                     ASSETS

CURRENT ASSETS                                          $      0      $      0
                                                        ________      ________

            Total current assets                        $      0      $      0
                                                        ________      ________

                   Total assets                         $      0      $      0
                                                        ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                   $    667      $      0
     Officers advances                                    49,957        47,581
                                                        ________      ________

            Total current liabilities                   $ 50,624      $ 47,581
                                                        ________      ________

STOCKHOLDERS' DEFICIT
     Common stock: $.004 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        8,400,000 shares at September 30, 2006
        and December 31, 2005                           $ 33,600      $ 33,600
     Additional paid-in Capital                          (31,500)      (31,500)
     Accumulated deficit during development stage        (52,724)      (49,681)
                                                        ________      ________

            Total stockholders' deficit                 $(50,624)     $(47,581)
                                                        ________      ________
                   Total liabilities and
                   stockholders' deficit                $      0      $      0
                                                        ========      ========


                 See Accompanying Notes to Financial Statements.


                         FLICKERING STAR FINANCIAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                              STATEMENTS OF INCOME
                        QUARTER ENDED SEPTEMBER 30, 2006

                                                                 Nov. 25, 1996
                                                   Year Ended   (inception) to
                                 September 30,   December 31,    September 30,
                                          2006           2005             2006
                                 _____________  _____________   ______________

Revenues                            $        0     $        0      $        0

Cost of revenue                              0              0               0
                                    __________     __________      __________

           Gross profit             $        0     $        0      $        0
General, selling and
   administrative expenses                 667          7,502          52,724
                                    __________     __________      __________
           Operating (loss)         $     (667)    $   (7,502)     $  (52,724)

Nonoperating income (expense)                0              0               0
                                    __________     __________      __________

   Net loss                         $     (667)    $   (7,502)     $  (52,724)
                                    ==========     ==========      ==========


   Net loss per share, basic
   and diluted                      $    (0.00)    $    (0.00)     $    (0.01)
                                    ==========     ==========      ==========

   Average number of shares
   of common stock outstanding       8,400,000      8,400,000       8,400,000
                                    ==========     ==========      ==========


                 See Accompanying Notes to Financial Statements.


                                      F-2



                         FLICKERING STAR FINANCIAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                     Accumulated
                                                                                      (Deficit)
                                                                      Additional       During
                                               Common Stock            Paid-In       Development
                                            Shares        Amount       Capital          Stage          Total
                                          __________     ________     __________     ___________     ________
December 10, 1996, issue
  common stock                             8,400,000     $ 33,600      $(31,500)      $      0       $  2,100
Net loss, December 31, 1996                                                             (2,100)        (2,100)
                                          __________     ________      ________       ________       ________

Balance, December 31, 1996                 8,400,000       33,600       (31,500)        (2,100)             0
Net loss, December 31, 1997                                                                                 0
                                          __________     ________      ________       ________       ________

Balance, December 31, 1997                 8,400,000       33,600       (31,500)        (2,100)             0
Net loss, December 31, 1998                                                               (350)          (350)
                                          __________     ________      ________       ________       ________

Balance, December 31, 1998                 8,400,000       33,600       (31,500)        (2,450)          (350)

September 3, 1999, changed from no
  par value to $0.001
September 3, 1999, forward stock
  split 100:1
Net loss, December 31, 1999                                                             (1,725)        (1,725)
                                          __________     ________      ________       ________       ________

Balance, December 31, 1999                 8,400,000     $ 33,600      $(31,500)      $ (4,175)      $ (2,075)
Net loss, December 31, 2000                                                            (26,210)       (26,210)
                                          __________     ________      ________       ________       ________

Balance, December 31, 2000                 8,400,000     $ 33,600      $(31,500)      $(30,385)      $(28,285)

October 23, 2001, changed from $0.001
    par value to $0.004
October 23, 2001, forward stock split
    4:1
Net loss, December 31, 2001                                                             (5,005)        (5,005)
                                          __________     ________      ________       ________       ________

Balance, December 31, 2001                 8,400,000     $ 33,600      $(31,500)      $(35,390)      $(33,290)
Net loss, December 31, 2002                                                             (4,244)        (4,244)
                                          __________     ________      ________       ________       ________

Balance, December 31, 2002                 8,400,000     $ 33,600      $(31,500)      $(39,634)      $(37,534)
Net loss, December 31, 2003                                                                (85)           (85)
                                          __________     ________      ________       ________       ________

Balance, December 31, 2003                 8,400,000     $ 33,600      $(31,500)      $(39,719)      $(37,619)
Net loss, December 31, 2004                                                             (2,460)        (2,460)
                                          __________     ________      ________       ________       ________
Balance, December 31, 2004                 8,400,000     $ 33,600      $(31,500)      $(42,179)      $(40,079)
Net loss, December 31, 2005                                                             (7,502)        (7,502)
                                          __________     ________      ________       ________       ________

Balance, December 31, 2005                 8,400,000     $ 33,600      $(31,500)      $(49,681)      $(47,581)
Net loss, September 30, 2006                                                            (3,043)        (3,043)
                                          __________     ________      ________       ________       ________

Balance, September 30, 2006                8,400,000     $ 33,600      $(31,500)      $(52,724)      $(50,624)
                                          ==========     ========      =========      ========       ========


                 See Accompanying Notes to Financial Statements.


                                      F-3



                         FLICKERING STAR FINANCIAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                        QUARTER ENDED SEPTEMBER 30, 2006

                                                                         Nov. 25, 1996
                                                         Year Ended     (inception) to
                                     September 30,     December 31,      September 30,
                                              2006             2005               2006
                                     _____________    _____________     ______________

Cash Flows From
Operating Activities
    Net loss                               $ (667)      $ (7,502)         $ (52,724)
    Adjustments to reconcile net
    loss to cash used in
    operating activities:
    Changes in assets and liabilities
    Decrease in accounts payable              667              0                667
                                           ______       ________          _________
         Net cash used in
            operating activities           $   (0)      $ (7,502)         $ (52,057)
                                           ______       ________          _________
Cash Flows From
Investing Activities                       $    0       $      0          $       0
                                           ______       ________          _________
Cash Flows From
Financing Activities
    Issuance of common stock                    0              0              2,100
    Increase in officer advances                0          7,502             49,957
                                           ______       ________          _________
         Net cash provided by
            financing activities           $    0       $  7,502          $  52,057
                                           ______       ________          _________
         Net increase (decrease)
            in cash                        $    0       $      0          $       0

Cash, beginning of period                       0              0                  0
                                           ______       ________          _________
Cash, end of period                        $    0       $      0          $       0
                                           ======       ========          =========

Supplemental Non-Cash Information

Interest Paid                              $    0       $      0          $       0
                                           ======       ========          =========

Income Taxes Paid                          $    0       $      0          $       0
                                           ======       ========          =========


                 See Accompanying Notes to Financial Statements.


                                      F-4


                         FLICKERING STAR FINANCIAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2006 and December 31, 2005.

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

                         FLICKERING STAR FINANCIAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

                         FLICKERING STAR FINANCIAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 8,400,000 during 2006, 2005, and since inception. As of September 30, 2006, December 31, 2005, and since inception, the Company had no dilutive potential common shares.

                         FLICKERING STAR FINANCIAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


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

The components of the Company's deferred tax asset as of September 30, 2006 and December 31, 2005 is as follows:

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

                         FLICKERING STAR FINANCIAL, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


NOTE 5.  WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6.  OFFICERS ADVANCES

The Company has incurred costs while seeking additional capital through a merger with an existing company. An officer of the Company has advanced funds on behalf of the Company to pay for these costs. These funds have been advanced interest free. As of September 30, 2006 and December 31, 2005, the company owed officers $49,957 and $47,681 respectively.

NOTE 7. SUBSEQUENT EVENT

On October 24, 2006, the Company's board of directors declared a .2 for 1 stock dividend to stockholders of record as of November 6, 2006. The 8,400,000 shares of stock currently outstanding will become 10,080,000 shares. No fractional shares will be issued and the fractional share, if any, will be rounded up to the next whole share. The transfer agent delivered the dividend shares to stockholders entitled thereto on November 8, 2006.

On October 30, 2006, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") with Pearl Consulting FZ-LLC, a free zone limited liability company organized under the laws of Dubai, UAE ("Pearl"), and its shareholder, Salman Mahmood ("Shareholder"), pursuant to which the parties agreed that the Company will acquire all of the issued and outstanding shares of stock of Pearl in exchange for the issuance in the aggregate of 6,500,000 of the Registrant's shares of common stock (the "Shares") to the Shareholder. Prior to the closing, Pearl will have completed the sale and issuance of additional shares in consideration of an investment of $2,650,000, payable in installments pursuant to a Stock Purchase Agreement to be entered into prior to the closing and not to exceed 5,800,000 (6,960,000 after giving effect to the pending stock dividend) issued and outstanding shares of the Company will be surrendered for cancellation prior to or at the closing.

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

Generally.

     We currently have no assets or operations. Since January 1, 1997, we have been in the developmental stage and have had no operations. We originally had intended to act as a finder of individuals who would serve as an additional guarantor of motion picture completion guaranty contracts. A motion picture completion guaranty is a written contract that guarantees a motion picture will be finished and delivered on schedule and within budget. The producer of a motion picture usually secures a completion guaranty for the benefit of banks (or other financiers) who agree to make the necessary production funding available to the producer. The issuer of the guarantee usually requires either collateral to support the guaranty or additional obligors (guarantors) who are compensated for assuming the contractual risk. As at December 31, 1996, all funds raised by the sale of shares of common stock in order to fulfill our initial objective had been expended. Although from January 1, 1997 to March 31, 1997, our officers attempted to locate guarantors who had the financial resources behind them to satisfy a bank guaranty, we then had no film projects and, thereafter, we become dormant and became a shell company.

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

     In addition to the requirements that apply to us for disclosing information in a Form 8-K or other applicable disclosure document, we have been informed that, if, pursuant to any arrangement or understanding with the person or persons acquiring securities in a transaction subject to the 1934 Act, any persons are to be elected or designated as directors of the Company, otherwise than at a meeting of security holders, and the persons so elected or designated will constitute a majority of the directors of the Company, then, not less than 10 days prior to the date any such persons take office as a director, or such shorter period prior to the date the Securities and Exchange Commission may authorize upon a showing of good cause therefore, the Company shall file with the Securities and Exchange Commission and transmit to all holders of record of securities of the Company who would be entitled to vote at a meeting for election of directors, information substantially equivalent to certain information which would be required by Regulation 14A to be transmitted if such person or persons were nominees for election as directors at a meeting of such security holders.

     On October 30, 2006, we entered into a Share Exchange Agreement (the "Exchange Agreement") with Pearl Consulting FZ-LLC, a free zone limited liability company organized under the laws of Dubai, UAE ("Pearl"), and its shareholder, Salman Mahmood ("Shareholder"), pursuant to which the parties agreed that we will acquire all of the issued and outstanding shares of stock of Pearl in exchange for the issuance in the aggregate of 6,500,000 of our shares of common stock (the "Shares") to the Shareholder. Prior to the closing, Pearl will have completed the sale and issuance of additional shares in consideration of an investment of $2,650,000, payable in installments pursuant to a Stock Purchase Agreement to be entered into prior to the closing and not to exceed 5,800,000 (6,960,000 after giving effect to the pending stock dividend) issued and outstanding shares of the Registrant will be surrendered for cancellation prior to or at the closing.

     On October 31, 2006, we filed a Form SC 14F1, regarding a change in the majority of directors to comply with Rule 14f-1.

     Consummation of the transactions contemplated by the Exchange Agreement is subject to closing conditions contained therein and the description of the transactions set forth herein does not purport to be complete and is qualified in its entirety by reference to the full text of the exhibit in a Form 8-K filed on November 6, 2006 and incorporated by this reference.

     Pearl is an independent provider of software solutions, engineering and telecommunications network deployment services, systems integration and related support services. Although Peal's business has primarily focused on standard solutions and end products for the telecommunications industry, Pearl's software solutions and services are also being marketed and employed in other industries and areas of its business. Pearl believes that it has established an excellent reputation for applying specialized and innovative problem-solving skills to a diverse range of clients and industries.

     The principal services Pearl provides include the design, deployment, integration, and the overall management of telecommunications networks for both large and small companies. Pearl's work for telecommunication companies involves software development, radio frequency engineering, project management and installation of telecommunications equipment.

     Pearl's information technology professionals develop and promote software which delivers industry standard-specific solutions. These solutions cover areas such as telecom billing (retail and interconnect), service activation, mediation, revenue assurance and fraud management. Pearl's IT solutions are also being used for customers outside the telecommunications industry. The solutions developed by Pearl's IT professionals for our telecommunications services business address needs in a wide spectrum of areas such as e-commerce, enterprise resource planning, IT strategy and consulting, project management and web-based applications such as content management systems, and Internet and intranet applications. Additionally, Pearl has built and operate proprietary portals that address needs in the recruitment, real estate and trading industries. From time to time, Pearl also provides outsourced consulting services.

Financial Condition.

     Our independent registered public accounting firm's going concern opinion for the year end December 31, 2005 and the current unaudited financial statements, indicates that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses.

Liquidity and Operational Results.

     We have no current operating history and do not have any revenues or earnings from operations. We have no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the closing of the business combination with Pearl.

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

     As of December 31, 2005, we had total liabilities of $47,581 and as of September 30, 2006, we had total liabilities of $50,624. As of December 31, 2005, we had a negative net worth of $47,581 and as September 30, 2006, we had a negative net worth of $50,624.

     We have had no revenues from inception through December 31, 2005 and we had no revenues for the period ended September 30, 2006. We have a loss from inception through December 31, 2005 of $49,681 and a loss from inception through September 30, 2006 of $52,724.

     We have officer's advances of $49,957 from inception to September 30, 2006. The officer's advances as of December 31, 2005 were $47,581.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following reports on Form 8-K were filed during the quarter covered by this report:

                  Form 8-K filed on August 28, 2006.

     The following reports on Form 8-K were filed between September 30, 2006 and the date hereof:

                  Form 8-K filed on October 24, 2006
                  Form 8-K filed on October 31, 2006
                  Form 8-K filed on November 6, 2006
                  Form 8-K filed on November 7, 2006


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



Dated:  November 9, 2006        AVEROX INC.
                                (formerly Flickering Star Financial, Inc.)



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