Form 10QSB
period 2006-12-31
AVEROX INC.
filed 2007-02-20
CIK 1096656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

                                       OR

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                For the transition period from ______ to _______

                        COMMISSION FILE NUMBER 000-28867

                                   AVEROX INC.
        (Exact name of small business issuer as specified in its charter)

                Nevada                                     88-0407936
   -------------------------------             ---------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

        Suite No. 7, Ground Floor, Evacuee Trust Complex, Agha Khan Rd.,
                            F 5/1 Islamabad, Pakistan
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 +92-51-2875737
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of February 19, 2007, there were 10,000,000 shares of the $.004 Par Value Common Stock outstanding.

Transitional Small Business Disclosure Form (check one): Yes |_| No |X|

                          AVEROX INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                        PAGE
PART I.  Financial Information

  Item 1.   Financial Statements                                         F-1

            Unaudited Consolidated Balance Sheet at December 31,
            2006.....................................................    F-3

            Unaudited Consolidated Statements of Operations
            for the three and six months ended December 31, 2006.....    F-4

            Unaudited Consolidated Statements of Cash Flows
            for the six months ended December 31, 2006...............    F-5

            Notes to Unaudited Consolidated Financial Statements.....    F-6

  Item 2.   Management's Discussion and Analysis or Plan of
            Operation................................................     3

  Item 3.   Controls and Procedures..................................    16

PART II. Other Information

  Item 5.   Other Information........................................    17

  Item 6.   Exhibits and Reports on Form 8-K.........................    17

  Signatures.........................................................    19

  Certifications

    31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2 Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                          AVEROX INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                DECEMBER 31, 2006

                          AVEROX INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2006

                                TABLE OF CONTENTS

Unaudited Condensed Consolidated Balance Sheet                               F-3

Unaudited Condensed Consolidated Statements of Operations                    F-4

Unaudited Condensed Consolidated Statements of Cash Flow                     F-5

Notes to Unaudited Condensed Consolidated Financial Statements               F-6

                          AVEROX INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006

                                     ASSETS

Current Assets
             Cash and cash equivalents                              $    57,593
             Accounts receivable, net                                 1,839,963
             Other receivables                                           14,890
             Deferred tax asset                                          96,617
             Advances                                                    38,644
             Other current assets                                           499
             Prepaid expenses                                           173,241
                                                                    -----------
                     Total Current Assets                             2,221,447
                                                                    -----------

Property, Plant & Equipment, net                                        132,926
                                                                    -----------

                    Total Fixed Assets                                  132,926
                                                                    -----------

Other Assets
             Intangible asset                                             2,143
             Deposits                                                     8,041
                                                                    -----------

                     Total Other Assets                                  10,184
                                                                    -----------

Total Assets                                                        $ 2,364,557
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
             Accounts payable and accrued expenses                  $    21,985
             Provision for income tax                                   799,171
             Dividends payable                                           18,031
             Current portion of lease obligations                        38,201
                                                                    -----------
                     Total Current Liabilities                          877,388

Lease obligation                                                         26,853
                                                                    -----------
                     Total Liabilities                                  904,241
                                                                    -----------

Minority interest                                                        88,765
                                                                    -----------

Stockholder's Equity
             Common stock, $.004 par value, 25,000,000
             shares authorized, 10,000,000, issued and outstanding       33,280
             Additional paid in capital                               2,596,195
             Subscription receivable                                 (2,650,000)
             Other comprehensive income                                  27,998
             Retained earnings                                        1,364,078
                                                                    -----------
             Total Stockholder's Equity                               1,371,551
                                                                    -----------

Total Liabilities and Stockholder's Equity                          $ 2,364,557
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                          AVEROX INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                               Three Month Periods Ended               Six Month Periods Ended
                                                            December 31,        December 31,        December 31,       December 31,
                                                                2006                2005               2006                2005
                                                            ------------        ------------        ------------       ------------
Net Revenue                                                 $    216,276        $    235,676        $  2,427,051       $  1,070,507

Cost of sales                                                     84,133              38,639             510,090             80,135
                                                            ------------        ------------        ------------       ------------

             Gross profit                                        132,143             197,037           1,916,961            990,373

Operating expenses
             General and administrative expenses                 117,326              46,899             172,456             99,150
                                                            ------------        ------------        ------------       ------------

Income from operations                                            14,816             150,137           1,744,504            891,222
                                                            ------------        ------------        ------------       ------------

Other (Income) Expense
             Interest income                                         (17)                  0                 (74)                 0
             Interest expense                                      2,369               1,735               6,028              3,022
             Currency exchange (gains) losses                       (126)               (839)                234               (744)
             Gain on disposal of asset                                 3               1,817              (1,027)             3,660
                                                            ------------        ------------        ------------       ------------
             Total Other (Income) Expense                          2,229               2,713               5,161              5,938
                                                            ------------        ------------        ------------       ------------

Income before income taxes and minority interest                  12,587             147,424           1,739,343            885,284

Provision for income taxes                                        14,559                   0             606,397                  0
                                                            ------------        ------------        ------------       ------------

Net income before minority interest                               (1,972)            147,424           1,132,946            885,284

Net income attributable to minority interest                         (39)              2,948              22,659             17,706
                                                            ------------        ------------        ------------       ------------

Net income                                                        (1,933)            144,475           1,110,287            867,578

Other Comprehensive income
                  Foreign Currency Translation                   (32,463)                 --              27,998                 --
                                                            ------------        ------------        ------------       ------------

Comprehensive Income                                        $    (34,396)       $    144,475        $  1,138,285       $    867,578
                                                            ============        ============        ============       ============

Basic & diluted net income per share                        $    (0.0034)       $     0.0144        $     0.1138       $     0.0867
                                                            ============        ============        ============       ============

Weighted average shares of share capital outstanding
  - basic & diluted                                           10,000,000          10,000,000          10,000,000         10,000,000
                                                            ============        ============        ============       ============

   The accompanying notes are an integral part of these financial statements.

                          AVEROX INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2006 AND 2005

                                                                              2006            2005
                                                                          -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net income                                                      $ 1,739,343     $   885,284
          Adjustments to reconcile net income to net cash
             provided by operating activities:
          (Gain) loss on sales of fixed assets                                 (1,027)          3,660
          Depreciation                                                         20,455              --
          Translation adjustment                                              (23,051)             --

          (Increase) / decrease in assets:
            Accounts receivable                                            (1,634,431)       (702,994)
            Other receivables, deposits and prepaid expenses                   84,505        (167,771)

          Increase / (decrease) in liabilities:
            Accounts payable and accrued expenses                            (729,857)        (41,114)
            Provision for income tax                                          607,431              --
                                                                          -----------     -----------

          Net cash provided by (used in) operations                            63,368         (22,936)
                                                                          -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
          Sale of property & equipment                                         11,592           3,660
          Acquisition of intangible assets                                     (2,161)              0
          Acquisition of property & equipment                                  (3,328)       (224,056)
                                                                          -----------     -----------

          Net cash provided by (used in) investing activities                   6,103        (220,397)
                                                                          -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
          Receivable from related parties                                     (31,129)        162,190
          Issuance of note payable                                                 --         116,255
          Payment on capital lease                                            (31,187)        (27,779)
                                                                          -----------     -----------

          Net cash provided by (used in) financing activities                 (62,316)        250,666
                                                                          -----------     -----------

          Effect of exchange rate changes on cash and cash equivalents           (392)             59
                                                                          -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            6,764           7,394

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                                   50,830          27,357
                                                                          -----------     -----------

CASH AND CASH EQUIVALENTS, ENDING BALANCE                                 $    57,593     $    34,750
                                                                          ===========     ===========

SUPPLEMENTAL DISCLOSURES:

          Cash paid during the three months for:

               Interest paid                                              $     6,028     $     3,022
                                                                          ===========     ===========

               Income tax paid                                            $        --     $        --
                                                                          ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                          AVEROX INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note A - ORGANIZATION

      Averox Inc., formerly Flickering Star Financial Inc. ("Averox"), was incorporated on November 25, 1996 under the laws of the State of Nevada. On November 13, 2006, Averox consummated the transactions contemplated by a certain Share Exchange Agreement, dated October 30, 2006, by and among Averox, certain shareholders of Averox, Averox FZ-LLC (formerly Pearl Consulting FZ-LLC), Averox (Private) Limited (formerly Pearl Consulting (Private) Limited) and Salman Mahmood (the "Exchange Agreement"). Averox FZ-LLC ("Averox Dubai"), a free zone limited liability company organized under the Laws of Dubai, was incorporated on November 9, 2004. Averox (Private) Limited ("Averox Pakistan"), a private limited company organized under the laws of Pakistan, was organized on March 19, 2003. When used in these notes, the terms "Company," "we," "our," or "us" mean Averox and its consolidated subsidiaries Averox Dubai and Averox Pakistan.

      On August 31, 2006 Averox Pakistan's shareholder transferred 98 ordinary shares of Averox Pakistan to Averox Dubai. These shares represented ninety eight percent (98%) of the issued and outstanding shares on that date. Averox Pakistan became a majority owned subsidiary of Averox Dubai.

      Pursuant to the Exchange Agreement, Averox issued 6,500,000 shares of its common stock, or 65% of the issued and outstanding capital stock of Averox after the consummation of the Exchange Agreement and the transactions contemplated thereby. As a result of the Exchange Agreement, Averox Dubai became a wholly-owned subsidiary of Averox.

      The Company through its acquisition of Averox Dubai and Averox Pakistan is no longer considered a development stage company.

      The principle services we provide include the design, deployment, integration, and the overall management of telecommunications networks for both large and small companies. Our work for telecommunication companies involves software development, radio frequency engineering, project management and the installation of telecommunications equipment. We also provide network management services, which involve day-to-day optimization and maintenance of telecommunications networks To date, most of our network engineering and deployment services have been for telecommunications carriers primarily in Pakistan, although we are actively marketing our services and solutions in Eastern Europe, the Middle East and the rest of Asia.

      Our information technology, or IT, professionals develop and promote software which delivers industry standard-specific solutions. The solutions developed by our IT professionals address needs in a wide spectrum of areas such as e-commerce, enterprise resource planning, IT strategy and consulting, project management and web-based applications such as content management systems, and Internet and intranet applications.

                          AVEROX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Unaudited Interim Financial Information

      The accompanying unaudited consolidated financial statements have been prepared by Averox pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's 8-K filed on November 14, 2006. The results of the six months ended December 31, 2006 are not necessarily indicative of the results to be expected for the full year ending June 30, 2007.

      Basis of Consolidation

      The consolidated financial statements include the accounts of Averox, Inc. and its wholly owned subsidiary Averox Dubai and majority owned Averox Pakistan. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

      Revenue Recognition

      Under SOP 97-2 as amended, SOP 81-1 and SAB 104 the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. . The Company also follows the provisions of the SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as revised by SAB 104.

      Advertising Costs

      The Company expenses all advertising costs as incurred. The advertising costs were not material for all periods presented.

      Software Development Costs

      Software development costs required to be capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," have not been material to date. Software development costs for internal use required to be capitalized pursuant to Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," have also not been material to date. The Company did not incur any software development costs during the three months ended December 31, 2006.

      Risks and Uncertainties

      The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

                          AVEROX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Contingencies

      Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

      If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

      Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

      Use of Estimates

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

      Exchange Gain (Loss)

      During the six month period ended December 31, 2006, the transactions of Averox Pakistan were denominated in foreign currency and were recorded in Pakistan Rupee (PKR) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

      Translation Adjustment

      As of December 31, 2006, the accounts of Averox Pakistan were maintained, and its financial statements were expressed, in Pakistan Rupee (PKR). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the PKR as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders' equity (deficit) is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity (deficit).

                          AVEROX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Allowance for Doubtful Accounts

      The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $1,238,055 as of December 31, 2006.

      Property, Plant & Equipment

      Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

               Equipment                             3 -5 years
               Furniture & Fixtures                  5 - 10 years
               Motor Vehicles                        5 years

      As of December 31, 2006 property, plant and equipment consisted of the following:

                                                             12/31/2006
                                                             ----------
            Furniture & Fixtures                              $  37,114
            Office equipment                                     64,085
            Motor vehicles                                      111,343
                                                              ---------
                                                                212,542

            Accumulated depreciation                            (79,617)
                                                              ---------

            Total                                             $ 132,926
                                                              =========

      Capital Leases

      Included in Property, Plant and Equipment, as of December 31, 2006, are $136,760 of assets that were purchased on capital lease arrangements.

                          AVEROX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Basic and Diluted Earnings Per Share

      Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

      Goodwill and intangible assets

      Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company's acquisitions of interests in its subsidiaries. Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets ("SFAS 142")," goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company assesses goodwill for impairment periodically in accordance with SFAS 142.

      As of December 31, 2006 Intangible Assets consist of the following:

            Software                                          $2,143
                                                              ------

                                                               2,143

            Accumulated amortization                              --
                                                              ------

                                                              $2,143
                                                              ======

      Segment Reporting

      Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment as of December 31, 2006.

                          AVEROX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Recent accounting pronouncements

      In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

      In March 2006 FASB issued SFAS 156 `Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

            1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

            2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

            3. Permits an entity to choose `Amortization method' or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.

            4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

            5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

      This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

                          AVEROX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company's management is currently evaluating the effect of this pronouncement on financial statements.

      In September 2006, FASB issued SFAS 158 'Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

      a.    A brief description of the provisions of this Statement

      b.    The date that adoption is required

      c. The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

      The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company's management is currently evaluating the effect of this pronouncement on financial statements.

                          AVEROX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. Management is currently in the process of evaluating the expected effect of FIN 48 on our results of operations and financial position.

Note C - SHARE EXCHANGE AGREEMENT

      On November 13, 2006, Averox consummated the transactions contemplated by the Exchange Agreement. Accordingly Averox acquired all of the issued and outstanding shares of stock of Pearl Dubai in exchange for the issuance in the aggregate of 6,500,000 shares of common stock of Averox, which shares represented 65% of the issued and outstanding capital stock of Averox after the consummation of the Exchange Agreement and the transactions contemplated thereby. As a result of the Exchange Agreement, Averox Dubai became a wholly-owned subsidiary of Averox.

      As a result of the exchange agreement, the reorganization was treated as an acquisition by the accounting acquiree that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock shares and amounts and per share data have been retroactively restated. Accordingly, the financial statements include the following:

            (1) The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the legal acquirer at historical cost.

            (2) The statements of operations include the operations of the accounting acquirer for the period presented and the operations of the legal acquirer from the date of the merger.

Note D- PREPAID EXPENSES

      As of December 31, 2006, prepaid expenses comprised of the following:

                                                          12/31/2006

            Advance tax                                     $153,766
            Other                                             19,476
                                                            --------
            Total                                           $173,241
                                                            ========

                          AVEROX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note E - INCOME TAXES

      Averox Pakistan is governed by the Income Tax Laws of Pakistan. Pursuant to the Central Board of Revenue Government of Pakistan, Averox Pakistan is subject to a tax rate of 35%. Income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax liabilities and assets, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

                                                                    ----------
       Provision for Pakistan Income and local taxes                $  606,397
                                                                    ==========
       U.S Statutory rates                                                  35%
       Foreign income not recognized in USA                                (35%)
       PRC income tax                                                       35%

      The primary temporary differences which gave rise to the net deferred tax asset at December 31, 2006, respectively are as follows:

      Deferred tax asset

      Current - Allowance for doubtful accounts                    $96,617
                                                                   =======

Note F- LIABILITIES UNDER FINANCE LEASE

      The Company leases certain machinery and equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as property, plant & equipment. As of December 31, 2006, the Company had borrowings outstanding in the aggregate amount of $65,054, related to capital lease obligations. The rate of interest used ranges from 8% to 18.72% per annum. The amounts of minimum lease payments and periods during which they become due are as follows

                                                               December 31,
                                                               ------------

                                                2007             $ 45,023
                                                2008               26,717
                                                                 --------

      Total minimum lease payment                                  71,740

      Less amount representing interest                            (6,686)
                                                                 --------

      Present value of minimum lease payments                      65,054

      Less current maturity of capital lease obligations          (38,201)
                                                                 --------

      Long term capital lease obligations                        $ 26,853
                                                                 ========

                          AVEROX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note G - CONTINGENCIES

      The Company has filed a suit in the Court of Civil Judge, First Class, Islamabad against M/s Aircom MEA FZ LLC for declaration, temporary and permanent prohibitory and mandatory injunction, rendition of accounts, and recovery of money/damages worth $6,089,000. The management of the Company is of the opinion that the Company stands good chances of recovering some of the claimed amounts and a favourable outcome is expected in due course of time. No amount has been recorded on the books as of December 31, 2006.

      The Company has also filed a suit in the Court of Civil Judge, First Class, Islamabad against M/s ATIS Systems GmbH for declaration, temporary and permanent prohibitory and mandatory injunction, rendition of accounts, and recovery of money/damages worth $11,450,000, Euros $644,179 and Pak Rupees $37,500,000. The management of the Company is of the opinion that the Company stands relatively remote chance of getting a favourable decree on this case. However, ATIS has already admitted a sum of Euros $10,859 and it is quite likely that the said sum shall be eventually paid to the Company. No amount has been recorded on books as of December 31, 2006.

Note H - OTHER COMPREHENSIVE INCOME

      Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at December 31, 2006 is as follows:

                                                       Accumulated Other
                                                      Comprehensive loss
                                                      ------------------
            Balance at June 30, 2006                       $ 46,597
            Change for the six months                       (18,599)
                                                           --------
            Balance at December 31, 2006                   $ 27,998
                                                           ========

Note I - COMMITTMENTS

      The Company leases various office facilities under operating leases that terminate on various dates. Rental expense for this lease consisted of $21,242 for the six months ended December 31, 2006. The Company has future minimum lease obligations as follows:

            2007                                             $20,326
                                                             -------

            Total                                            $20,326
                                                             =======

                          AVEROX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note J - MAJOR CUSTOMERS AND VENDORS

      For the six months ended December 31, 2006 we had three customers which accounted for approximately 98.3% of our sales. There was approximately $1.7 millions in receivable from these customers as of December 31, 2006. For the six months ended December 31, 2006 we had three vendors which accounted for approximately 98.7% of our purchases. As of December 31, 2006, there are no amounts payable to these vendors.

Note K - CURRENT VULNERABILITY DUE TO RISK FACTORS

      Our operations are carried out in Dubai and Pakistan. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environments, by the general state of the economy. Our business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note L - SUBSCRIPTION RECEIVABLE

      On November 13, 2006, Averox entered into the Stock Purchase Agreement pursuant to which HALO Investments Ltd. (the"Investor") purchased an aggregate of 380,000 shares of common stock (the "Share Sale") for aggregate gross proceeds of $2,650,000, of which $150,000 was to be paid on November 13, 2006 and the balance is to be paid in installments and is evidenced by two notes, one interest bearing and one non-interest bearing note. The interest bearing note in the aggregate principal amount of $1,850,000, bears interest at the rate of prime plus 2.5%, has a maturity of November 13, 2007 days and principal installments are payable as follows: $250,000 together with interest is payable on January 13, 2007; $250,000 together with interest is payable on March 13, 2007; $350,000 together with interest is payable on May 13, 2007; $500,000 together with interest is payable on July 13, 2007; and the $500,000 balance together with interest is payable on November 12, 2007. The non-interest bearing note in the aggregate principal amount of $650,000 is payable over 24 months at Averox's request provided certain conditions are met. Pursuant to the Stock Purchase Agreement, Averox has granted the Investor a right of first refusal on financings Averox may do in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following presentation of management's discussion and plan of operation for Averox Inc. ("Averox") has been prepared by its internal management and should be read in conjunction with the audited financial statements of its recently acquired subsidiaries, Averox FZ-LLC (formerly Pearl Consulting FZ-LLC), a free zone limited liability company organized under the laws of Dubai, UAE ("Averox Dubai"), and Averox (Private) Limited (formerly Pearl Consulting (Private) Limited), a private limited company organized under the laws of Pakistan ("Averox Pakistan"), for the years ended June 30, 2006 and 2005 and the three and six months ended December 31, 2006 and 2005, including the notes thereto. Some of the statements below discuss "forward-looking" information. Those statements include statements regarding the intent, belief or current expectations of Averox and its management team. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These risks and uncertainties include but are not limited to, those risks and uncertainties discussed under the heading "Risk Factors" in this report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

      In this report, unless the context otherwise requires, references to Averox, the "Company", "we", "us" or "our" include Averox, Averox Dubai and Averox Pakistan, and references to our business mean the combined businesses of Averox, Averox Dubai and Averox Pakistan.

      Averox was incorporated under the name Flickering Star Financial Inc. on November 25, 1996 under the laws of the State of Nevada. From January 1, 1997 through March 31, 1997, Flickering Star Financial Inc. was in its development stage. It originally intended to act as a finder of individuals who would serve as an additional guarantor of motion picture completion guaranty contracts. As at December 31, 1996, all funds raised by the sale of shares of Flickering Star Financial in order to fulfil its initial objective had been expended and, after March 31, 1997, Flickering Star Financial become dormant.

      On November 6, 2006, in anticipation of the acquisition of Averox Dubai and Averox Pakistan, the name Flickering Star Financial Inc. was changed to Averox Inc.

      On November 13, 2006, Averox consummated the transactions contemplated by that certain Exchange Agreement, dated October 30, 2006, by and among Averox, certain shareholders of Averox, Averox Dubai and Salman Mahmood ("Mahmood") by acquiring all of the outstanding shares of capital stock of Averox Dubai. Averox Dubai had previously acquired Averox Pakistan from Mahmood and his spouse on August 31, 2006.

      Averox, through its subsidiaries, is an independent provider of software solutions, engineering and telecommunications network deployment services, systems integration and related support services. Although Averox's business has primarily focused on standard solutions and end products for the telecommunications industry, Averox's software solutions and services are also being marketed and employed in other industries and areas of Averox's business. Averox believes that it has established an excellent reputation for applying specialized and innovative problem-solving skills to a diverse range of clients and industries.

      The principal services Averox provides include the design, deployment, integration, and the overall management of telecommunications networks for both large and small companies. Averox's work for telecommunication companies involves software development, radio frequency engineering, project management and installation of telecommunications equipment.

      Averox's information technology professionals develop and promote software which delivers industry standard-specific solutions. These solutions cover areas such as telecom billing (retail and interconnect), service activation, mediation, revenue assurance and fraud management. Averox's IT solutions are also being used for customers outside the telecommunications industry. The solutions developed by Averox's IT professionals for Averox's telecommunications services business address needs in a wide spectrum of areas such as e-commerce, enterprise resource planning, IT strategy and consulting, project management and web-based applications such as content management systems, and Internet and intranet applications. Additionally, Averox has built and operate proprietary portals that address needs in the recruitment, real estate and trading industries. From time to time, Averox also provides outsourced consulting services.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

      The following table presents the statement of operations for the three months ended December 31, 2006 as compared to the comparable period of the three months ended December 31, 2005. The discussion following the table is based on these results.

                                                           2006          2005
                                                        ---------     ---------

      Net Revenue                                       $ 216,276     $ 235,676

      Cost of sales                                        84,133        38,639
                                                        ---------     ---------
                    Gross profit                          132,143       197,037

      General and administrative expenses                 117,326        46,899
                                                        ---------     ---------

                    Income from operations                 14,817       150,138
                                                        ---------     ---------

      Other (Income) Expense
                    Interest income                           (17)            0
                    Interest expense                        2,369         1,735
                    Currency exchange (gains) losses         (126)         (839)
                    (Gain) loss on disposal of asset            3         1,817
                                                        ---------     ---------
                    Total Other Income                      2,229         2,713
                                                        ---------     ---------

                    Income before income taxes             12,588       147,425

      Provision for income taxes                           14,559             0
                                                        ---------     ---------

      Net income                                        $  (1,971)    $ 147,425
                                                        =========     =========

Net revenue

      Net revenue for the three months ended December 31, 2006 totaled $216,276 compared to $235,676 for the three months ended December 31, 2005, a decrease of $19,491 or approximately 8.3%. The decrease was due to the slower than expected sales to our customers and we traditionally experience decrease in our sales during the second quarter of our fiscal year.

Cost of Sales

      Cost of sales for the three months ended December 31, 2006 totaled $84,133, or 38.9% of net revenue, compared to $38,639, or approximately 16.4% of net revenue, for the three months ended December 31, 2005, an increase of $45,494, or approximately 117.74%. The increase was due to increase in the number of employees that were hired since December 31, 2005. Because their salaries are fixed, the cost of sales did increase even though revenues decreased for the three months ended December 31, 2006.

Operating Expense

      General and administrative expenses for the three months ended December 31, 2006 totaled $117,326, or approximately 54.2% of net revenue, compared to $46,899, or 19.9% of net revenue, for the three months ended December 31, 2005, an increase of $70,427 or approximately 150.2%. The increases in general and administrative expenses were primarily due to the increase in costs associated with being a public company and also due to the number of employees hired since December 31, 2005 to meet our current and expected future demand.

Income (Loss) from Operations

      Income (loss) from operations for the three months ended December 31, 2006 totaled $14,816, or approximately 6.9% of net revenue compared to $150,137 or approximately 63.7% of net revenue for the three months ended December 31, 2005, a decrease of $135,321, or approximately 90%. The decrease in income from operations was primarily due to the increase in costs associated with being a public company and also due to the number of employees hired since December 31, 2005.

Interest Expense

      Interest expense for the three months ended December 31, 2006 totaled $2,369 compared to $1,735 for the three months ended December 31, 2005, an increase of $634, or approximately 36.5%. The increase in interest expense was because certain capital leases were not signed until October and November 2005.

Net Income

      Net income (loss) for the three months ended December 31, 2006 totaled $(1,972) compared to $147,424 for the three months ended December 31, 2005, a decrease of $149,396, or approximately 101.3%. The decrease in net income was primarily due to reason described above.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

      The following table presents the statement of operations for the six months ended December 31, 2006 as compared to the comparable period of the six months ended December 31, 2005. The discussion following the table is based on these results.

                                                            2006            2005
                                                        -----------     -----------
      Net Revenue                                       $ 2,427,051     $ 1,070,507

      Cost of sales                                         510,090          80,135
                                                        -----------     -----------
                    Gross profit                          1,916,961         990,372

      General and administrative expenses                   172,456          99,150
                                                        -----------     -----------

                    Income from operations                1,744,505         891,222
                                                        -----------     -----------

      Other (Income) Expense
                    Interest income                             (74)              0
                    Interest expense                          6,028           3,022
                    Currency exchange (gains) losses            234            (744)
                    (Gain) loss on disposal of asset         (1,027)          3,660
                                                        -----------     -----------
                    Total Other Income                        5,161           5,938
                                                        -----------     -----------

                    Income before income taxes            1,739,344         885,284

      Provision for income taxes                            606,397               0
                                                        -----------     -----------

      Net income                                        $ 1,132,947     $   885,284
                                                        ===========     ===========

Net sales

      Net revenue for the six months ended December 31, 2006 totaled $2,427,051 compared to $1,070,507 for the six months ended December 31, 2005, an increase of $1,353,544, or approximately 126.4%. The increase in revenue was due to an expected increase in demand from one of our major customers during the six months ended December 31, 2006. Total revenue from the customer for the six months ended December 31, 2006 was approximately $1,900,000 compared to only $30,000 for the six months ended December 31, 2005. The Company established a business relationship with this customer at the end of December 2005.

Cost of Sales

      Cost of sales for the six months ended December 31, 2006 totaled $510,090, or approximately 21% of net revenue, compared to $80,135, or approximately 7.5% of net revenue for the three months ended December 31, 2005, an increase of $429,955, or approximately 536.5%. The increase in dollars and percentage was due to increase in net revenue for the six months ended December 31, 2006 and in the number of employees that were hired since December 31, 2005 to meet our increased sales level.

Operating Expense

      General and administrative expenses for the six months ended December 31, 2006 totaled $172,456, or approximately 7.1% of net revenue, compared to $99,150, or approximately 9.3% of net revenue for the six months ended December 31, 2005, an increase of $73,306, or approximately 73.9%. The increases in general and administrative expenses were primarily due to the increase in costs associated with being a public company and also due to the number of employees hired since December 31, 2005 to meet our increased sales level.

Income (Loss) from Operations

      Income (loss) from operations for the six months ended December 31, 2006 totaled $1,744,504, or approximately 71.9% of net revenue, compared to $891,222 or approximately 83.3% for the six months ended December 31, 2005, an increase of $853,282, or approximately 95.7%. The increase was primarily due to the increase in our net revenue for six months ended December 31, 2006 as compared with 2005.

Interest Expense

      Interest expense for the six months ended December 31, 2006 totaled $6,028 compared to $3,022 for the six months ended December 31, 2005, an increase of $3,006 or approximately 99.5%. The increase in interest expense is related to the increase in equipment we have on capital lease since 2005.

Net Income

      Net income (loss) for the six months ended December 31, 2006 totaled $1,110,287 compared to $867,578 for the six months ended December 31, 2005, an increase of $242,709 or approximately 28%. The increase in net income was primarily due to the increase in our net revenue.

LIQUIDITY AND CAPITAL RESOURCES

      Our primary source of liquidity as of December 31, 2006 is our cash on hand and accounts receivable. Net cash provided by operations for the six months ended December 31, 2006 was $63,368, as compared to net cash used in operations of $(22,936) during the same period in 2005. Our cash and cash equivalents were $57,593 and $34,750 as of December 31, 2006 and 2005, respectively. Our current assets totaled $5,226,249 on December 31, 2006. Our current liabilities were $3,882,190 on December 31, 2006. Working capital was $1,344,059 as of December 31, 2006.

      Net cash provided by (used in) investing activities totaled $6,103 for the six months ended December 31, 2006, compared with $(220,397) for the six months ended December 31, 2005. The net cash change was $6,674 and $7,394 for the second quarter of 2006 and 2005, respectively.

      We will continue to evaluate alternative sources of capital to meet our growth requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us.


Working Capital Requirements

      Historically operations and short term financing have been sufficient to meet our cash needs. We believe that we will be able to generate revenues from sales and raise capital through private placement offerings of its equity securities to provide the necessary cash flow to meet anticipated working capital requirements. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of financing products and raising capital.

Risk Factors

      Owning our shares contains a number of risks. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our shares could decline, and an investor may lose all or a part of the money paid to buy our shares.

Specific Risks Associated with our Network Services Business

The success of our network services business is dependent on growth in the deployment of telecommunications networks and new technology upgrades in the Middle East, Eastern Europe and Asia and, to the extent that such growth slows, our business may be harmed

      Telecommunications carriers are constantly re-evaluating their network deployment plans in response to trends in the telecommunications markets, changing perceptions regarding industry growth, the adoption of new technologies, increasing pricing competition for customers and general economic conditions. If the rate of network deployment slows and carriers reduce their capital investments in telecommunications infrastructure or fail to expand into new geographic areas, our business may be significantly harmed.

      The uncertainty associated with rapidly changing telecommunications technologies may also negatively impact the rate of deployment of telecommunications networks and the demand for our services. Telecommunications service providers face significant challenges in assessing consumer demand and in acceptance of rapidly changing enhanced telecommunications capabilities. If telecommunications service providers perceive that the rate of acceptance of next generation telecommunications products will grow more slowly than previously expected, they may, as a result, slow their development of next generation technologies. Moreover, increasing price competition for subscribers could adversely affect the profitability of carriers and limit their resources for network deployment. Any significant sustained slowdown will further reduce the demand for our services and adversely affect our financial results.

Our network services business depends on telecommunications carriers, network equipment vendors and other prospective customers outsourcing their telecommunications services

      The success of our network engineering business depends upon the continued trend by telecommunications carriers and network equipment vendors to outsource their network design, deployment and management needs. If this trend does not continue and telecommunications carriers and network equipment vendors elect to perform more network deployment services themselves, our operating results and revenues may decline.

Failure to properly manage network services projects may result in costs or claims

      Our engagements often involve large scale, highly complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our customers, and to effectively manage the project and deploy appropriate resources, including third-party contractors, and our own personnel, in a timely manner. Any defects or errors or failure to meet clients' expectations could result in claims for substantial damages against us. In addition, in certain instances, we guarantee customers that we will complete a project by a scheduled date or that the network will achieve certain performance standards and our contracts contain liquidated damages provisions if we fail to do so. Further, if the project experiences a performance problem, we may not be able to recover the additional costs we will incur, which could exceed revenues realized from a project. Finally, if we underestimate the resources or time we need to complete a project with capped or fixed fees, our operating results could be seriously harmed.

We are in highly competitive markets, face competition from large, well-established competitors with significant resources, and may not be able to compete effectively

      The telecommunications services market is highly competitive. It is not dominated by a single company or a small number of companies. However, a substantial number of companies offer services that overlap and are competitive with those offered by us. Many of these competitors have greater financial, technical and marketing resources. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, strategic partnerships and other initiatives. Competition in the telecommunications network services business comes primarily from specialized network engineering firms and the service arms of large equipment vendors and telecommunications carriers. In addition, many of our competitors have well-established relationships with our potential clients and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, and they may be able to devote more resources to the development, promotion and sale of their services than we can.

Our business will suffer if we fail to anticipate and develop new services and enhance existing services in order to keep pace with rapid changes in technology and the industry on which we focus

      The market for our services is characterized by rapid change and technological improvements, evolving industry standards, changing client preferences and new product and service introductions. Failure to anticipate these advances or respond in a timely and cost-effective way to these technological developments will result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenues from serving telecommunications providers with systems that utilize today's leading technologies and that are capable of adapting to future technologies. Further, products, services or technologies that are developed by our competitors may render our services non-competitive or obsolete. As a result, our success will depend, in part, on our ability to develop and market service offerings that respond in a timely manner to the technological advances of our customers, evolving industry standards and changing client preferences.

Risks related to our IT business

Our products are complex and have a lengthy implementation process; unanticipated difficulties or delays in the customer acceptance process could result in higher costs and delayed payments

      Implementing our IT solutions can be a relatively complex and lengthy process since we typically customize these solutions for each customer's unique environment. Often our customers may also require rapid deployment of our software solutions, resulting in pressure on us to meet demanding delivery and implementation schedules. Delays in implementation may result in customer dissatisfaction and/or damage our reputation which could materially harm our business.

      The majority of our existing contracts provide for acceptance testing by the customer, which can be a lengthy process. Unanticipated difficulties or delays in the customer acceptance process could result in higher costs, delayed payments, and deferral of revenue recognition. In addition, if our software contains defects or we otherwise fail to satisfy acceptance criteria within prescribed times, the customer may be entitled to cancel its contract and receive a refund of all or a portion of amounts paid or other amounts as damages, which could exceed related contract revenue and which could result in a future charge to earnings. Any failure or delay in achieving final acceptance of our software and services could harm our business, financial condition, results of operations and cash flows.

The IT industry in which we compete is subject to rapid technological change, if we fail to develop or introduce new, reliable and competitive products in a timely fashion, our business may suffer

      The market for our IT products and services is subject to rapid technological changes, evolving industry standards, changes in customer requirements and preferences and frequent new product introductions and enhancements. The introduction of products that incorporate new technologies and the emergence of new industry standards can make existing products obsolete and unmarketable. In addition, "internationalizing" products that we have developed for customers abroad is a complex process. To compete successfully, we must continue to design, develop and sell enhancements to existing products and new products that provide higher levels of performance and reliability in a timely manner, take advantage of technological advancements and changes in industry standards and respond to new customer requirements. As a result of the complexities inherent in software development, major new product enhancements and new products can require long development and testing periods before they are commercially released and delays in planned delivery dates may occur. We may not be able to successfully identify new product opportunities or achieve market acceptance of new products brought to market. In addition, products developed by others may cause our products to become obsolete or noncompetitive. If we fail to anticipate or respond adequately to changes in technology and customer preferences, or if our products do not perform satisfactorily, or if we have delays in product development, we may lose customers and our sales may deteriorate.

The IT industry is highly competitive and if our products do not satisfy customer demand for performance or price, our customers could purchase products and services from our competitors

      The IT markets in which we operate are intensely competitive and we face continuous demand for improved product performance, new product features and reduced prices, as well as intense pressure to accelerate the release of new products and product enhancements. The market for software solutions is extremely large. Our existing and potential competitors include many domestic and international companies, including some competitors that have substantially greater financial, manufacturing, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with customers than we do. Customers also may offer competitive products or services in the future since customers who have purchased solutions from us are not precluded from competing with us. Many telecommunications companies have large internal development organizations, which develop software solutions and provide services similar to the products and services we provide. We also expect competition may increase in the future from application service providers, existing competitors and from other companies that may enter our existing or future markets with solutions which may be less costly, provide higher performance or additional features or be introduced earlier than our solutions.

      We believe that our ability to compete successfully depends on numerous factors. For example, the following factors affect our ability to compete successfully:

      o     how well we respond to our customers' needs;
      o the quality and reliability of our products and services and our competitors' products and services;
      o the price for our products and services, as well as the price for our competitors' products and services;
      o     how well we manage our projects;
      o     our technical expertise;
      o     the quality of our customer service and support;
      o     the emergence of new industry standards;
      o     the development of technical innovations;
      o     our ability to attract and retain qualified personnel;
      o     regulatory changes; and
      o     general market and economic conditions.

      Some of these factors are within our control, and others are not. A variety of potential actions by our competitors, including a reduction of product prices or increased promotion, announcement or accelerated introduction of new or enhanced products, or cooperative relationships among competitors and their strategic partners, could negatively impact the sales of our products and we may have to reduce the prices we charge for our products. Revenue and operating margins may consequently decline. We may not be able to compete successfully with existing or new competitors or to properly identify and address the demands of new markets. This is particularly true in new markets where standards are not yet established. Our failure to adapt to emerging market demands, respond to regulatory and technological changes or compete successfully with existing and new competitors would materially harm our business, financial condition, results of operations and cash flows.

Our products are complex and may have errors that are not detected until deployment, and litigation related to warranty and product liability claims could be expensive and could negatively affect our reputation and profitability

      Our agreements with our customers typically contain provisions designed to limit our exposure to potential liability for damages arising out of the use of or defects in our products. These limitations, however, tend to vary from customer to customer and it is possible that these limitations of liability provisions may not be effective. We currently do not maintain errors and omissions insurance, which, subject to customary exclusions, would cover claims resulting from the failure of our software products or services to perform the function or to serve the purpose intended. As a result, we would be required to pay the full amount of any claim. Further, defending such a suit, regardless of its merits, could be expensive and require the time and attention of key management personnel, either of which could materially harm our business, financial condition and results of operations. In addition, our business reputation could be harmed by product liability claims, regardless of their merit or the eventual outcome of these claims.

General Risks Associated with our Business

We are controlled by Salman Mahmood and this control could be detrimental to our shareholders

      Mr. Mahmood beneficially owns 65% of our common stock. Accordingly, Mr. Mahmood has the ability to control us and our affairs, including the outcome of all matters requiring shareholder approval such as the election and removal of our entire board of directors, and any merger, consolidation or sale of all or substantially all of our assets. This concentrated control gives Mr. Mahmood the right to decide whether we should proceed with any action, even if those actions might be beneficial to all shareholders and could discourage others from initiating any potential merger, takeover or other change of control transaction. As a result, the market price our shares could be adversely affected.

Our failure to attract and retain key managerial and technical personnel could adversely affect our business

      Our success depends upon our attracting and retaining key members of our management team. The loss of any of our key members might delay or prevent the achievement of our strategic objectives. Our future performance will be substantially dependent on our ability to attract, retain and motivate key members of our management team.

      We must also continue to hire and retain highly skilled engineering and managerial personnel. In an effort to manage our costs, we typically hire many of our employees on a project-by-project basis. Upon completion of an assigned project, the employees are no longer employed by us until we hire them for the next project. Competition for such highly skilled personnel in our industry is intense, especially for engineers and project managers. We cannot be certain that we will be able to hire or rehire the requisite number of experienced and skilled personnel when necessary in order to service a major contract, particularly if the market for related personnel becomes more competitive. Also, once a new technical and sales employee has been hired, a significant time lag exists between the hiring date and the time when they become fully productive. We also believe that our success depends to a significant extent on the ability of our key personnel to operate effectively, both individually and as a group. If we are unable to identify, hire and integrate new employees in a timely and cost-efficient manner, our operating results will suffer.

We may need additional capital in the future to fund the growth of our business, and this new capital may not be available

      We currently anticipate that our available capital resources and operating income will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, we cannot assure you that such resources will be sufficient to fund the long-term growth of our business. We may raise additional funds through public or private debt or equity financings. New equity offerings would likely dilute our stockholders' equity ownership. In addition, we cannot assure you that any additional financing we may need will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to competitive pressures, or we might be forced to curtail our business. In any such case, our business, operating results or financial condition would be materially adversely affected.

Potential future business acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results

      We continually evaluate opportunities to acquire new businesses as part of our ongoing strategy. If we successfully complete an acquisition, we will have to integrate it into our operations. Integration may require significant management time and financial resources . Our failure to properly integrate businesses we acquire and to manage future acquisitions successfully could seriously harm our operating results. In addition, acquired companies may not perform as well as we expect, and we may fail to realize anticipated benefits. In connection with an acquisition, we may issue shares of stock that would dilute our current stockholders' ownership and incur debt and other costs in connection with future acquisitions which may cause our quarterly operating results to vary significantly.

Litigation may harm our business or otherwise distract our management

      Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management. Disputes from time to time with customers or other third parties are not uncommon, and we cannot assure you that that we will always be able to resolve such disputes on terms favorable to us.

Disclosure of trade secrets could aid our competitors

      We do not currently attempt to protect our trade secrets by registering for trademark, trade name, copyright or patent protection in any jurisdiction. Rather, we attempt to protect our trade secrets by entering into confidentiality and intellectual property assignment agreements with third parties, our employees and consultants. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us. In addition, others may independently discover our trade secrets and proprietary information, and in such cases we might not be able to assert any trade secret rights against such party. The misappropriation or duplication of our intellectual property could disrupt our ongoing business, distract our management and employees, reduce our revenues and increase our expenses. We may need to litigate to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming, and the outcome is unpredictable. If our trade secrets become known it may affect adversely our competitive position.

The laws of Pakistan do not protect intellectual property rights to the same extent as those of the United States, and we may be unsuccessful in protecting our intellectual property rights. We may also be subject to third party claims of intellectual property infringement

      The laws of Pakistan where most of our operations are conducted do not protect proprietary rights to the same extent as laws in the United States. Therefore, our efforts to protect our intellectual property may not be adequate. Our competitors may independently develop similar technology or duplicate our products or services. Unauthorized parties may infringe upon or misappropriate our products, services or proprietary information.

In the event that we are infringing upon the proprietary rights of others or violating licenses, we may become subject to infringement claims that may prevent us from selling certain products and we may incur significant expenses in resolving these claims

      It is also possible that our business activities may infringe upon the proprietary rights of others, or that other parties may assert infringement claims against us. If we become liable to any third party for infringing its intellectual property rights, we could be required to pay substantial damage awards and develop non-infringing technology, obtain licenses, or cease selling the applications that contain the infringing intellectual property. Litigation is subject to inherent uncertainties, and any outcome unfavorable to us could materially harm our business. Furthermore, we could incur substantial costs in defending against any intellectual property litigation, and these costs could increase significantly if any dispute were to go to trial. Our defense of any litigation, regardless of the merits of the complaint, likely would be time-consuming, costly, and a distraction to our management personnel. Adverse publicity related to any intellectual property litigation also could harm the sale of our products and services, and damage our competitive position.

We have never paid cash dividends and do not anticipate paying cash dividends on our common stock in the foreseeable future

      We have never paid cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in the operation of our business. Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

The economic environment and pricing pressure could negatively impact our revenues and operating results

      Spending on technology products and services in most parts of the world has been rising for the past few years. If economic growth slows, our utilization and billing rates for our technology professionals could be adversely affected, which may result in lower gross and operating profits. Our ability to maintain or increase pricing is restricted as clients often expect that as we do more business with them, they will receive volume discounts or special pricing incentives. Existing and new customers are also increasingly using third-party consultants with broad market knowledge to assist them in negotiating contractual terms. Any of these factors could put pressure on our revenues and profitability.

We may face difficulties in providing end-to-end business solutions for our clients, which could lead to clients discontinuing their work with us, which in turn could harm our business

      Over the past several years, we have been expanding the nature and scope of our engagements by extending the breadth of services we offer. The success of some of our newer service offerings, such as operations and business process consulting, IT consulting, business process management, systems integration and infrastructure management, depends, in part, upon continued demand for such services by our existing and new clients and our ability to meet this demand in a cost-competitive and effective manner. In addition, our ability to effectively offer a wider breadth of end-to-end business solutions depends on our ability to attract existing or new clients to these service offerings. To obtain engagements for our end-to-end solutions, we also are more likely to compete with large, well-established international consulting firms as well as other Pakistan-based technology services companies, resulting in increased competition and marketing costs. Accordingly, our new service offerings may not effectively meet client needs and we may be unable to attract existing and new clients to these service offerings.

      The increased breadth of our service offerings may result in larger and more complex client projects. This will require us to establish closer relationships with our clients and potentially with other technology service providers and vendors, and require a more thorough understanding of our clients' operations. Our ability to establish these relationships will depend on a number of factors including the proficiency of our technology professionals and our management personnel.

      Larger projects often involve multiple components, engagements or stages, and a client may choose not to retain us for additional stages or may cancel or delay additional planned engagements. These terminations, cancellations or delays may result from the business or financial condition of our clients or the economy generally, as opposed to factors related to the quality of our services. Cancellations or delays make it difficult to plan for project resource requirements, and resource planning inaccuracies may have a negative impact on our profitability.

Our revenues are highly dependent on clients primarily located in Pakistan as well as clients concentrated in the telecommunications industry, and economic slowdowns or factors that affect the economic health of Pakistan and the telecommunications industry may affect our business

      If Pakistan's economy weakens, our clients may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the growth of the telecommunications services industry, or significant consolidation in the telecommunications industry or decrease in growth or consolidation in other industry segments on which we focus, may reduce the demand for our services and negatively affect our revenues and profitability.

Some of our engagements with customers are singular in nature and do not necessarily provide for subsequent engagements

      Some of our customers retain us on a short-term, engagement-by-engagement basis in connection with specific projects, rather than on a recurring basis under long-term contracts. Although a substantial majority of our revenues are generated from repeat business, which we define as revenue from a client who also contributed to our revenue during the prior fiscal year, our engagements with our clients are typically for projects that are singular in nature. Therefore, we must seek out new engagements when our current engagements are successfully completed or are terminated, and we are constantly seeking to expand our business with existing clients and secure new clients for our services. In addition, in order to continue expanding our business, we may need to significantly expand our sales and marketing group, which would increase our expenses and may not necessarily result in a substantial increase in business. If we are unable to generate a substantial number of new engagements for projects on a continual basis, our business and results of operations would likely be adversely affected.

Our client contracts are often conditioned upon our performance, which, if unsatisfactory, could result in less revenue than previously anticipated

      A number of our contracts have incentive-based or other pricing terms that condition some or all of our fees on our ability to meet defined performance goals or service levels. Our failure to meet these goals or a client's expectations in such performance-based contracts may result in a less profitable or an unprofitable engagement.

Regional conflicts in South Asia could adversely affect the Pakistan economy, disrupt our operations and cause our business to suffer

      South Asia has from time to time experienced instances of civil unrest and hostilities among neighboring countries, including between Pakistan and India. In recent years there have been military confrontations between Pakistan and India that have occurred in the region of Kashmir and along the Pakistan-India border. Military activity or terrorist attacks in the future could influence the Pakistan economy by disrupting communications and making travel more difficult and such political tensions could create a greater perception that investments in Pakistan companies involve higher degrees of risk. This, in turn, could have a material adverse effect on the market for our shares.

Changes in the policies of the Government of Pakistan or political instability could delay the further liberalization of the Pakistan economy and adversely affect economic conditions in Pakistan generally, which could impact our business and prospects

      Since 1988, successive Pakistan governments have pursued policies of economic liberalization, including significantly relaxing restrictions on the private sector. Nevertheless, the role of the Pakistan central and state governments in the Pakistan economy as producers, consumers and regulators has remained significant. The current Government of Pakistan, formed in October 1999, has announced policies and taken initiatives that support the continued economic liberalization policies pursued by previous governments. However, these liberalization policies may not continue in the future. The rate of economic liberalization could change, and specific laws and policies affecting technology companies, foreign investment, currency exchange and other matters affecting investment in our securities could change as well. A significant change in Pakistan's economic liberalization and deregulation policies could adversely affect business and economic conditions in Pakistan generally, and our business in particular.

      Political instability could also delay the reform of the Pakistan economy and could have a material adverse effect on demand for the services or products of, or the market for securities of, companies with significant operations in Pakistan such as ours.

International uncertainties could harm our profitability

      We currently have international operations and we expect these operations to grow in other parts of Asia, the Middle East and Eastern Europe. For each of the year ended June 30, 2006 and the six months ended December 31, 2006, international operations, accounted for approximately 10% of our total revenues. Our international business operations are subject to a number of material risks, including, but not limited to:

      o difficulties in building and managing foreign operations including, without limitation, management and contracts administration processes;
      o regulatory uncertainties in foreign countries, including changing regulations and delays in telecommunications carriers to build out their networks in various locations;
      o difficulties in enforcing agreements and collecting receivables through foreign legal systems and addressing other legal issues;
      o unexpected restrictions on transferring cash from foreign operations to the UAE, Pakistan or the United States;
      o     longer payment cycles;
      o     foreign and U.S. tax issues;
      o potential instability or changes in regulatory requirements or the potential overthrowing of the current government in certain foreign countries;
      o     fluctuations in the value of foreign currencies;
      o general economic and political conditions in the markets in which we operate;
      o unexpected domestic and international regulatory, economic or political changes;
      o     recessions in foreign countries; and
      o     difficulties and costs of staffing and managing foreign operations.

Currency fluctuations may affect the value of our Shares

      Our functional currency is the Pakistani rupee although we transact a major portion of our business in U.S. dollars or Euros. Accordingly, we face foreign currency exposure through our sales and purchases. Historically, we have held a substantial majority of our cash funds in rupees. Downward fluctuations in the value of the Pakistani Rupee, compared to other foreign currencies, may increase the cost of supplies for our business. Accordingly, changes in exchange rates may have a material adverse affect on our revenues, other income, cost of services sold, gross margin and net income, which may in turn have a negative impact on our business, operating results and financial condition. The exchange rate between the rupee and foreign currencies, including the dollar and the Euro, has changed substantially in recent years and may fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in foreign currencies, including the dollar and the Euro, for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Pakistani rupees. Consequently, the results of our operations are adversely affected if the rupee appreciates or depreciates against the dollar, the Euro or other applicable foreign currencies.

Risks of owning our shares

There has been no market for our Common Stock and, therefore, it may be difficult for our shares to be sold at attractive prices, if at all

      Our shares have not traded over at least the past two years and there is no coverage of our company by analysts or market makers. This may or may not affect the future performance of our shares. There can be no assurance that an active trading market for our shares will develop or that, if developed, will be sustained. In addition, the stock market in general has experienced extreme volatility that often has been unrelated to the operating performance of any company. These broad market and industry fluctuations may result in the decline of the price of our shares, regardless of our operating performance.

The market price of our shares is expected to be volatile

      If a market for our shares does develop, securities of OTC Bulletin Board companies, and of technology companies in particular, are often volatile. Other broad market and industry factors may decrease the trading price of our shares, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions such as a recession or interest rate or currency rate fluctuations, also may decrease the trading price of our shares. In addition, our stock price could be subject to wide fluctuations in response to many other factors, including:

      o     fluctuations in our financial results;
      o our actions, and the actions of our customers and competitors, including announcements of new products, product enhancements, technological innovations or new services;
      o other factors affecting the telecommunications and information technology industries in general;
      o the operating and stock price performance of other companies that investors may deem comparable;
      o     news reports relating to trends in our markets;
      o volume of trading of our shares on the OTC Bulletin Board or other exchanges on which our shares may, in the future, be traded;
      o conditions or trends in the telecommunications and information technology industries;
      o     changes in the market valuations of other technology companies;
      o announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
      o     additions or departures of key personnel;
      o the timing and size of network deployments and technology upgrades by our carrier customers;
      o     fluctuations in demand for outsourced network services;
      o the timing of expansion into new markets, both domestically and internationally;
      o     the length of sales cycles; and
      o     our success in bidding on and winning new business.

Future sales of our shares in the public market could negatively affect our stock price

      If our stockholders sell substantial amounts of our common stock, the market price of our common stock could fall. As of February 19, 2007, we had 10,000,000 shares of common stock outstanding. Although 6,880,000 of our shares constitute restricted securities under the Securities Act, after November 12, 2007, the shares may be sold into the marketplace under Rule 144. The possible sale of a significant number of these shares may cause the market price of our shares to fall.

ITEM 3. CONTROLS AND PROCEDURES.

      As of December 31, 2006, our management has carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to our (including our consolidated subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

      In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.

      There have not been any significant changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during our fiscal second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 4. LEGAL PROCEEDINGS.

      Pearl Pakistan filed a suit in the Court of Civil Judge, First Class, Islamabad against M/s Aircom MEA FZ LLC for declaration, temporary and permanent prohibitory and mandatory injunction, rendition of accounts, and recovery of money/damages worth $6,089,000.

      Pearl Pakistan filed a suit in the Court of Civil Judge, First Class, Islamabad against M/s ATIS Systems GmbH for declaration, temporary and permanent prohibitory and mandatory injunction, rendition of accounts, and recovery of money/damages worth $11,450,000, Euros $644,179 and Pakistan Rupees of $37,500,000.

ITEM 5. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      None.

ITEM 6. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 7. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 8. OTHER INFORMATION.

      None.

ITEM 9. EXHIBITS

Exhibits:

31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    AVEROX INC.
                                                    (Registrant)


Date: February 20, 2007                             /s/ Salman Mahmood
                                                    ----------------------------
                                                    Salman Mahmood
                                                    Chief Executive Officer


Date: February 20, 2007                             /s/ Yasser Ahmad
                                                    ----------------------------
                                                    Yasser Ahmad
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

   31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.