Form 10QSB
period 2007-03-31
AVEROX INC.
filed 2007-05-15
CIK 1096656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

 Dubai Airport Free Zone, 3rd East Wing, 4th Floor, Dubai, UAE P.O. Box: 502492
--------------------------------------------------------------------------------
                Suite No. 7, Ground Floor, Evacuee Trust Complex,
                    Agha Khan Rd., F 5/1 Islamabad, Pakistan

                                +971(0)4214 9853
                           ---------------------------
                           (Issuer's telephone number)

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

As of May 14, 2007, there were 10,000,000 shares of Common Stock, the $.004 par value, outstanding.

Transitional Small Business Disclosure Form (check one): Yes |_| No |X|

ITEM 1.

                          AVEROX INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.  Financial Information

   Item 1.  Financial Statements

            Unaudited Consolidated Balance Sheet at March 31, 2007.........  F-3

            Unaudited Consolidated Statements of Operations
            for the three and nine months ended March 31, 2007 and 2006....  F-4

            Unaudited Consolidated Statements of Cash Flows
            for the nine months ended March 31, 2007 and 2006..............  F-5

            Notes to Unaudited Consolidated Financial Statements...........  F-6

   Item 2.  Management's Discussion and Analysis or Plan of Operation...... 3-16

PART II. Other Information

   Item 4.  Legal Proceedings..............................................   17

   Item 5.  Unregistered Sales of Equity Securities and Use of Proceeds....   17

   Item 6.  Defaults upon Senior Securities................................   17

   ITEM 7.  Submission of Matters to a Vote of Security Holders ...........   17

   ITEM 8.  Other Information .............................................   17

   ITEM 9.  Exhibits ......................................................   18

   Signatures..............................................................   19

   Certifications..........................................................   21

      31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          AVEROX, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2007

                          AVEROX, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2007

                                TABLE OF CONTENTS

Unaudited Condensed Consolidated Balance Sheet                               F-3

Unaudited Condensed Consolidated Statements of Operations                    F-4

Unaudited Condensed Consolidated Statements of Cash Flow                     F-5

Notes to Unaudited Condensed Consolidated Financial Statements               F-6

                          AVEROX INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2007
                                   (UNAUDITED)

                                     ASSETS

Current Assets
          Cash and cash equivalents                                 $   539,415
          Accounts receivable, net                                    2,131,328
          Other receivables                                               3,033
          Deferred tax asset                                             98,460
          Advances                                                       32,371
          Other current assets                                              924
          Prepaid expenses                                              188,724
                                                                    -----------
                  Total Current Assets                                2,994,255
                                                                    -----------

Property, Plant & Equipment, net                                        129,978
                                                                    -----------

                 Total Fixed Assets                                     129,978
                                                                    -----------

Other Assets
          Intangible asset                                                2,147
          Deposits                                                        8,138
                                                                    -----------

                  Total Other Assets                                     10,285
                                                                    -----------

Total Assets                                                        $ 3,134,518
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
          Accounts payable and accrued expenses                     $    63,277
          Provision for income tax                                      947,098
          Dividends payable                                              16,066
          Current portion of lease obligations                           38,083
                                                                    -----------
                  Total Current Liabilities                           1,064,525

Lease obligation                                                         17,584
                                                                    -----------
                  Total Liabilities                                   1,082,109
                                                                    -----------

Minority interest                                                       116,432
                                                                    -----------

Stockholder's Equity
          Common stock, $.004 par value, 25,000,000
          shares authorized, 10,000,000, issued and outstanding          33,280
          Additional paid in capital                                  2,590,499
          Subscription receivable                                    (2,068,639)
          Other comprehensive income                                     73,118
          Retained earnings                                           1,307,719
                                                                    -----------
          Total Stockholder's Equity                                  1,935,977
                                                                    -----------

Total Liabilities and Stockholder's Equity                          $ 3,134,518
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                          AVEROX INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                              Three Months Ended                    Nine Months Ended
                                                      March 31, 2007     March 31, 2006     March 31, 2007     March 31, 2006
                                                      --------------     --------------     --------------     --------------
Net Revenue                                             $   557,979        $   310,914        $ 2,985,030        $ 1,381,421

Cost of sales                                                75,895             95,561            585,985            175,696
                                                        -----------        -----------        -----------        -----------

      Gross profit                                          482,085            215,354          2,399,046          1,205,726

Operating expenses
      General and administrative expenses                   369,665             41,239            542,121            140,389
                                                        -----------        -----------        -----------        -----------

Income from operations                                      112,419            174,114          1,856,924          1,065,336
                                                        -----------        -----------        -----------        -----------

Other (Income) Expense
      Interest income                                          (183)                 0               (257)                 0
      Other income                                             (416)                 0               (416)                 0
      Interest expense                                        2,331              1,963              8,359              4,985
      Currency exchange (gains) losses                          213               (124)               447               (868)
      Gain on disposal of asset                                   2                (46)            (1,025)             3,614
                                                        -----------        -----------        -----------        -----------
      Total Other (Income) Expense                            1,947              1,793              7,108              7,731
                                                        -----------        -----------        -----------        -----------

Income before income taxes and minority interest            110,472            172,321          1,849,816          1,057,605

Provision for income taxes                                  144,860                  0            751,257                  0
                                                        -----------        -----------        -----------        -----------

Net income before minority interest                         (34,388)           172,321          1,098,559          1,057,605

Net income attributable to minority interest                   (688)             3,446             21,971             21,152
                                                        -----------        -----------        -----------        -----------

Net income                                                  (33,700)           168,875          1,076,588          1,036,453

Other Comprehensive income
           Foreign Currency Translation                      45,120                 --             73,118                 --
                                                        -----------        -----------        -----------        -----------

Comprehensive Income                                    $    11,420        $   168,875        $ 1,149,706        $ 1,036,453
                                                        ===========        ===========        ===========        ===========

Basic & diluted net income per share                    $   (0.0034)       $    0.0169        $    0.1077        $    0.1036
                                                        ===========        ===========        ===========        ===========

Weighted average shares of share capital outstanding
  - basic & diluted                                      10,000,000         10,000,000         10,000,000         10,000,000
                                                        ===========        ===========        ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                          AVEROX INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006


                                                                            2007            2006
                                                                         -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                      $ 1,098,558     $ 1,057,605
         Adjustments to reconcile net income to net cash
            provided by operating activities:
         (Gain) loss on sales of fixed assets                                 (1,025)          3,614
         Depreciation                                                         30,350              --

         (Increase) / decrease in assets:
         Accounts receivable                                              (1,922,036)       (755,366)
          Other receivables, deposits and prepaid expenses                     8,562        (144,954)

         Increase / (decrease) in liabilities:
         Accounts payable and accrued expenses                               (84,986)        (50,941)
         Provision for income tax                                            755,358              --
                                                                         -----------     -----------

         Net cash provided by (used in) operations                          (115,219)        109,958
                                                                         -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Sale of property & equipment                                         11,578           3,614
         Acquisition of intangible assets                                     (8,851)              0
         Acquisition of property & equipment                                  (3,324)       (224,312)
                                                                         -----------     -----------

         Net cash provided by (used in) investing activities                    (597)       (220,698)
                                                                         -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Receivable from related parties                                          --          53,773
         Proceeds from subscription receivable                               581,361              --
         Issuance of shares                                                   68,075              --
         Issuance of note payable                                                 --         116,186
         Payment on capital lease                                            (40,707)        (27,763)
                                                                         -----------     -----------

         Net cash provided by (used in) financing activities                 608,729         142,196
                                                                         -----------     -----------

         Effect of exchange rate changes on cash and cash equivalents         (4,328)             58
                                                                         -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         488,586          31,515

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                                  50,830          27,357
                                                                         -----------     -----------

CASH AND CASH EQUIVALENTS, ENDING BALANCE                                $   539,415     $    58,871
                                                                         ===========     ===========

SUPPLEMENTAL DISCLOSURES:

         Cash paid during the three months for:

              Interest paid                                              $     8,359     $     4,985
                                                                         ===========     ===========

              Income tax paid                                            $        --     $        --
                                                                         ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                          AVEROX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note A - ORGANIZATION

      Averox Inc., formerly Flickering Star Financial Inc. ("Averox") was incorporated on November 25, 1996 under the laws of the State of Nevada. On November 13, 2006, Averox Inc., consummated the transactions contemplated by a certain Share Exchange Agreement, dated October 30, 2006, by and among Averox, certain shareholders of Averox, Averox FZ-LLC (formerly Pearl Consulting FZ-LLC), Averox (Private) Limited (formerly Pearl Consulting (Private) Limited) and Salman Mahmood (the "Exchange Agreement"). Averox FZ-LLC ("Averox Dubai"), a free zone limited liability company organized under the Laws of Dubai, was incorporated on November 9, 2004. Averox (Private) Limited ("Averox Pakistan"), a private limited company organized under the laws of Pakistan, was organized on March 19, 2003. When used in these notes, the terms "Company," "we," "our," or "us" mean Averox and its consolidated subsidiaries Averox Dubai and Averox Pakistan.

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

      The principal services we provide include the design, deployment, integration, and the overall management of telecommunications networks for both large and small companies. Our work for telecommunication companies involves software development, radio frequency engineering, project management and the installation of telecommunications equipment. We also provide network management services, which involve day-to-day optimization and maintenance of telecommunications networks To date, most of our network engineering and deployment services have been for telecommunications carriers primarily in Pakistan, although we are actively marketing our services and solutions in Eastern Europe, the Middle East and the rest of Asia.

      Our information technology, or IT, professionals develop and promote software which delivers industry standard-specific solutions. The solutions developed by our IT professionals address needs in a wide spectrum of areas such as e-commerce, enterprise resource planning, IT strategy and consulting, project management and web-based applications such as content management systems, and Internet and intranet applications

                          AVEROX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Unaudited Interim Financial Information

      The accompanying unaudited consolidated financial statements have been prepared by Averox pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's 8-K filed on November 14, 2006. The results of the nine months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending June 30, 2007.

      Basis of Consolidation

      The consolidated financial statements include the accounts of Averox, Inc. and its wholly owned subsidiary Averox Dubai and majority owned subsidiary Averox Pakistan. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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


      Software Development Costs

      Software development costs required to be capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," have not been material to date. Software development costs for internal use required to be capitalized pursuant to Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," have also not been material to date. The Company did not incur any software development costs during the three months ended March 31, 2007.

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

      Exchange Gain (Loss)

      During the nine month period ended March 31, 2007, the transactions of Averox Pakistan were denominated in foreign currency and were recorded in Pakistan Rupee (PKR) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

      Translation Adjustment

      As of March 31, 2007, the accounts of Averox Pakistan were maintained, and its financial statements were expressed, in Pakistan Rupee (PKR). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the PKR as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders' equity (deficit) is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity (deficit).

                          AVEROX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Allowance for Doubtful Accounts

      The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $1,242,510 as of March 31, 2007.

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

               Equipment                             3 -5 years
               Furniture & Fixtures                  5 - 10 years
               Motor Vehicles                        5 years

      As of March 31, 2007 property, plant and equipment consisted of the following:

                                                              3/31/2007
                                                             ----------
            Furniture & Fixtures                              $  37,700
            Office equipment                                     70,359
            Motor vehicles                                      111,547
                                                              ---------
                                                                219,606

            Accumulated depreciation                            (89,628)
                                                              ---------

            Total                                             $ 129,978
                                                              =========

      Capital Leases

      Included in Property, Plant and Equipment, as of March 31, 2007, are $137,009 of assets that were purchased on capital lease arrangements.

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

      As of March 31, 2007 Intangible Assets consist of the following:

            Software                                          $2,147
                                                              ------

                                                               2,147

            Accumulated amortization                              --
                                                              ------

                                                              $2,147
                                                              ======

      Segment Reporting

      Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment as of March 31, 2007.

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

            3. Permits an entity to choose `Amortization method' or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities:

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

      In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

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

Note D- PREPAID EXPENSES

      As of March 31, 2007, prepaid expenses comprised of the following:

                                                     March 31, 2007
                                                     --------------

            Advance tax                              $      154,991
            Other                                            33,733
                                                     --------------
            Total                                    $      188,724
                                                     ==============

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

                                                                    ----------
       Provision for Pakistan Income and local taxes                $  606,397
                                                                    ==========
       U.S Statutory rates                                                  34%
       Foreign income not recognized in USA                                (34%)
       PRC income tax                                                       35%

      The primary temporary differences which gave rise to the net deferred tax asset at March 31, 2007, respectively are as follows:

      Deferred tax asset

      Current - Allowance for doubtful accounts                    $98,460
                                                                   =======

Note F- LIABILITIES UNDER FINANCE LEASE

      The Company leases certain machinery and equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as property, plant & equipment. As of March 31, 2007, the Company had borrowings outstanding in the aggregate amount of $65,054, related to capital lease obligations. The rate of interest used ranges from 8% to 18.72% per annum. The amounts of minimum lease payments and periods during which they become due are as follows

                                                                 March 31,
                                                               ------------

                                                2008             $ 45,105
                                                2009               16,456
                                                                 --------

      Total minimum lease payment                                  61,561

      Less amount representing interest                            (5,894)
                                                                 --------
      Present value of minimum lease payments                      55,667

      Less current maturity of capital lease obligations          (38,083)
                                                                 --------

      Long term capital lease obligations                        $ 17,584
                                                                 ========

                          AVEROX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note G - CONTINGENCIES

      The Company has filed a suit in the Court of Civil Judge, First Class, Islamabad against M/s Aircom MEA FZ LLC for declaration, temporary and permanent prohibitory and mandatory injunction, rendition of accounts, and recovery of money/damages worth $6,089,000. The management of the Company is of the opinion that the Company stands good chances of recovering some of the claimed amounts and a favorable outcome is expected in due course of time. No amount has been recorded on the books as of March 31, 2007.

      The Company has also filed a suit in the Court of Civil Judge, First Class, Islamabad against M/s ATIS Systems GmbH for declaration, temporary and permanent prohibitory and mandatory injunction, rendition of accounts, and recovery of money/damages worth $11,450,000, Euros $644,179 and Pak Rupees $37,500,000. The management of the Company is of the opinion that the Company stands relatively remote chance of getting a favorable decree on this case. However, ATIS has already admitted a sum of Euros $10,859 and it is quite likely that the said sum shall be eventually paid to the Company. No amount has been recorded on books as of March 31, 2007.

Note H - OTHER COMPREHENSIVE INCOME

      Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at March 31, 2007 is as follows:

                                                       Accumulated Other
                                                      Comprehensive loss
                                                      ------------------
            Balance at June 30, 2006                       $ 46,597
            Change for the six months                       (26,521)
                                                           --------
            Balance at December 31, 2007                   $ 73,118
                                                           ========

Note I - COMMITTMENTS

      The Company leases various office facilities under operating leases that terminate on various dates. Rental expense for this lease consisted of $33,002 for the nine months ended March 31, 2007. The Company has future minimum lease obligations as follows:

            2008                                             $10,182
                                                             -------

            Total                                            $10,182
                                                             =======

                          AVEROX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note J - MAJOR CUSTOMERS AND VENDORS

      For the nine months ended March 31, 2007 we had three customers which accounted for approximately 81.1% of our sales. There was approximately $2,100,000 in receivable from these customers as of March 31, 2007. For the nine months ended March 31, 2007 we had three vendors which accounted for approximately 96.53% of our purchases. As of March 31, 2007, there are no amounts payable to these vendors.

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

Note L - SUBSCRIPTION RECEIVABLE

      On November 13, 2006, Averox entered into the Stock Purchase Agreement pursuant to which HALO Investments Ltd. (the"Investor") purchased an aggregate of 380,000 shares of common stock (the "Share Sale") for aggregate gross proceeds of $2,650,000, of which $150,000 was to be paid on November 13, 2006 and the balance is to be paid in installments and is evidenced by two notes, one interest bearing and one non-interest bearing note. The interest bearing note in the aggregate principal amount of $1,850,000, bears interest at the rate of prime plus 2.5%, has a maturity of November 13, 2007 days and principal installments are payable as follows: $250,000 together with interest is payable on January 13, 2007; $250,000 together with interest is payable on March 13, 2007; $350,000 together with interest is payable on May 13, 2007; $500,000 together with interest is payable on July 13, 2007; and the $500,000 balance together with interest is payable on November 12, 2007. The non-interest bearing note in the aggregate principal amount of $650,000 is payable over 24 months at Averox's request provided certain conditions are met. Pursuant to the Stock Purchase Agreement, Averox has granted the Investor a right of first refusal on financings Averox may do in the future. As of March 31, 2007, $2,068,639 is still outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following presentation of management's discussion and analysis and plan of operation for Averox Inc. has been prepared by its internal management and should be read in conjunction with the audited financial statements of its recently acquired subsidiaries, Averox FZ-LLC (formerly Pearl Consulting FZ-LLC), a free zone limited liability company organized under the laws of Dubai, UAE ("Averox Dubai"), and Averox (Private) Limited (formerly Pearl Consulting (Private) Limited), a private limited company organized under the laws of Pakistan ("Averox Pakistan"), for the years ended June 30, 2006 and 2005 and the three and nine months ended March 31, 2007 and 2006, including the notes thereto. Some of the statements below discuss "forward-looking" information. Those statements include statements regarding the intent, belief or current expectations of Averox and its management team. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These risks and uncertainties include but are not limited to, those risks and uncertainties discussed under the heading "Risk Factors" in this report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

      In this report, unless the context otherwise requires, references to Averox, "we", "us" or "our" include Averox, Averox Dubai and Averox Pakistan, and references to our business mean the combined businesses of Averox, Averox Dubai and Averox Pakistan.

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

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

The following table presents the statement of operations for the three months ended March 31, 2007 as compared to the comparable period of the three months ended March 31, 2006. The discussion following the table is based on these results.

                                                           2007          2006
                                                        ---------     ---------
      Net Revenue                                       $ 557,979     $ 310,914

      Cost of sales                                        75,895        95,561
                                                        ---------     ---------
                    Gross profit                          482,084       215,353

      General and administrative expenses                 369,666        41,239
                                                        ---------     ---------

                    Income from operations                112,418       174,114
                                                        ---------     ---------

      Other (Income) Expense
                    Interest income                          (183)            0
                    Other income                             (416)            0
                    Interest expense                        2,331         1,963
                    Currency exchange (gains) losses          213          (124)
                    (Gain) loss on disposal of asset            2           (46)
                                                        ---------     ---------
                    Total Other Income                      1,947         1,793
                                                        ---------     ---------

                    Income be fore income taxes           110,471       172,321

      Provision for income taxes                          144,860             0
                                                        ---------     ---------

      Net income                                        $ (34,389)    $ 172,321
                                                        =========     =========

Net revenue

      Net revenue for the three months ended March 31, 2007 totaled $557,979 compared to $310,914 for the three months ended March 31, 2006, an increase of $247,065, or approximately 79.5%. The increase in revenue was due to an increase in revenue from a new customer. Total revenue from the customer for the three months ended March 31, 2007 was approximately $298,000. The Company established a business relationship with this customer during the current fiscal year.

Cost of Sales

      Cost of sales for the three months ended March 31, 2007 totaled $75,895, or 13.6% of net revenue, compared to $95,561, or approximately 30.7% of net revenue, for the three months ended March 31, 2006, a decrease of $19,666, or approximately 21%. The decrease in cost of sales was due to our ability to improve cost management. In addition, we were able to substantially increase our sales while some of our costs of sales remained fixed, thereby improving our profit margin.

Operating Expense

      General and administrative expenses for the three months ended March 31, 2007 totaled $369,666, or approximately 66.3% of net revenue, compared to $41,239, or approximately 13.3% of net revenue, for the three months ended March 31, 2006, an increase of $328,427, or approximately 796.4%. The increases in general and administrative expenses were primarily due to the increase in costs related to the development of management, sales and marketing infrastructure needed to expand our business and meet current demand.

Income from Operations

      Income from operations for the three months ended March 31, 2007 totaled $112,418, or approximately 20.1% of net revenue, compared to $174,114, or approximately 56% of net revenue, for the three months ended March 31, 2006, a decrease of $61,696, or approximately 35%. The decrease in income from operations was primarily due to the increase in costs associated with being a public company, recruitment, new offices, aggressive marketing costs, and software development costs.

Interest Expense

      Interest expense for the three months ended March 31, 2007 totaled $2,331 compared to $1,963 for the three months ended March 31, 2006, an increase of $368, or approximately 18.7%. The increase is related to the increase in equipment we have on capital lease since March 31, 2006.

Net Income

      Net income (loss) for the three months ended March 31, 2007 totaled $(34,389) compared to $172,321 for the three months ended March 31, 2006, a decrease of $206,710, or approximately 120%. The decrease in net income was primarily due to the reasons described above for the increase in operating expenses.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006

      The following table presents the statement of operations for the nine months ended March 31, 2007 as compared to the comparable period of the nine months ended March 31, 2006. The discussion following the table is based on these results.

                                                            2007            2006
                                                        -----------     -----------
      Net Revenue                                       $ 2,985,030     $ 1,381,421

      Cost of sales                                         585,985         175,696
                                                        -----------     -----------
                    Gross profit                          2,399,045       1,205,725

      General and administrative expenses                   542,122         140,389
                                                        -----------     -----------

                    Income from operations                1,856,923       1,065,336
                                                        -----------     -----------

      Other (Income) Expense
                    Interest income                            (257)              0
                    Other income                               (416)              0
                    Interest expense                          8,359           4,985
                    Currency exchange (gains) losses            447            (868)
                    (Gain) loss on disposal of asset         (1,025)          3,614
                                                        -----------     -----------
                    Total Other Income                        7,108           7,731
                                                        -----------     -----------

                    Income before income taxes            1,849,815       1,057,605

      Provision for income taxes                            751,257               0
                                                        -----------     -----------

      Net income                                        $ 1,098,558     $ 1,057,605
                                                        ===========     ===========

Net sales

      Net revenue for the nine months ended March 31, 2007 totaled $2,985,030 compared to $1,381,421 for the nine months ended March 31, 2006, an increase of $1,603,609, or approximately 116%. The increase in revenue was due to two new customer projects that were initiated during the nine months ended March 31, 2007. Total revenue from these two customers for the nine months ended March 31, 2007 was approximately $2,244,000. The Company established a business relationships with these customers in 2006.

Cost of Sales

      Cost of sales for the nine months ended March 31, 2007 totaled $585,985, or approximately 19.6% of net revenue compared to $175,696, or approximately 12.7%, of net revenue for the nine months ended March 31, 2006, an increase of $410,289, or approximately 233.5%. The increase in dollars and percentage was due to increase in net revenue for the nine months ended March 31, 2007 and in the number of employees that were hired since March 31, 2006 to meet our increased sales level.

Operating Expense

      General and administrative expenses for the nine months ended March 31, 2007 totaled $542,121, or approximately 18.2%, of net revenue compared to $140,389, or approximately 10.2% of net revenue, for the nine months ended March 31, 2006, an increase of $401,732, or approximately 286.2%. The increases in general and administrative expenses were primarily due to the development of management, sales and marketing infrastructure needed to expand our business and meet current demand.

Income from Operations

      Income from operations for the nine months ended March 31, 2007 totaled $1,856,923, or approximately 62.2% of net revenue, compared to $1,065,336, or approximately 77.1%, for the nine months ended March 31, 2006, an increase of $791,588, or approximately 74.3%. The increase was primarily due to the increase in our net revenue for nine months ended March 31, 2007 as compared with 2006.

Interest Expense

      Interest expense for the nine months ended March 31, 2007 totaled $8,359 compared to $4,985 for the nine months ended March 31, 2006, an increase of $3,374, or approximately 67.7%. The increase in interest expense is related to the increase in equipment we have secured on capital lease since March 31, 2006.

Net Income

      Net income for the nine months ended March 31, 2007 totaled $1,098,558 compared to $1,057,605 for the nine months ended March 31, 2006, an increase of $40,953, or approximately 4%. The increase in net income was primarily due to the increase in our net revenue and the increase in our operating expenses as described in more detail above.

Liquidity and Capital Resources

      Our primary source of liquidity as of March 31, 2007 is our cash on hand and accounts receivable. Net cash used in operations for the nine months ended March 31, 2007 was $(115,219), as compared to net cash provided by operations of $109,957 during the same period in 2006. Our cash and cash equivalents were $539,763 and $58,871 as of March 31, 2007 and 2006, respectively. Our current assets totaled $2,994,256 on March 31, 2007. Our current liabilities were $1,064,525 on March 31, 2007. Working capital was $1,929,731 as of March 31, 2007.

      Net cash provided by (used in) investing activities totaled $(597) for the nine months ended March 31, 2007, compared with $(220,698) for the nine months ended March 31, 2006. The net cash change was $488,934 and $31,515 for the nine months ended March 31, 2007 and 2006, respectively.

      We will continue to evaluate alternative sources of capital to meet our growth requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us.

Working Capital Requirements

      Historically, operations and short term financing have been sufficient to meet our cash needs. We believe that we will be able to generate revenues from sales and raise capital through private placement offerings of our equity securities to provide the necessary cash flow to meet anticipated working capital requirements. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of financing products and raising capital.

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

International uncertainties could harm our profitability

      We currently have international operations and we expect these operations to grow in other parts of Asia, the Middle East and Eastern Europe. For each of the year ended June 30, 2006 and the nine months ended March 31, 2007, international operations, accounted for approximately 10% of our total revenues. Our international business operations are subject to a number of material risks, including, but not limited to:

      o difficulties in building and managing foreign operations including, without limitation, management and contracts administration processes;
      o regulatory uncertainties in foreign countries, including changing regulations and delays in telecommunications carriers to build out their networks in various locations;
      o difficulties in enforcing agreements and collecting receivables through foreign legal systems and addressing other legal issues;
      o unexpected restrictions on transferring cash from foreign operations to the UAE, Pakistan or the United States;
      o     longer payment cycles;
      o     foreign and U.S. tax issues;
      o potential instability or changes in regulatory requirements or the potential overthrowing of the current government in certain foreign countries;
      o     fluctuations in the value of foreign currencies;
      o general economic and political conditions in the markets in which we operate;
      o unexpected domestic and international regulatory, economic or political changes;
      o     recessions in foreign countries; and
      o     difficulties and costs of staffing and managing foreign operations;

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

Future sales of our shares in the public market could negatively affect our stock price

      If our stockholders sell substantial amounts of our common stock, the market price of our common stock could fall. As of May 14, 2007, we had 10,000,000 shares of common stock outstanding. Although 6,880,000 of our shares constitute restricted securities under the Securities Act, after November 12, 2007, the shares may be sold into the marketplace under Rule 144. The possible sale of a significant number of these shares may cause the market price of our shares to fall.

ITEM 3. CONTROLS AND PROCEDURES.

      As of March 31, 2007, our management has carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to our (including our consolidated subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

                                                  AVEROX INC.
                                                  (Registrant)


Date: May 15, 2007                                /s/ Salman Mahmood
 -----------------                                ----------------------------
                                                  Salman Mahmood
                                                  Chief Executive Officer


Date: May 15, 2007                                /s/ Yasser Ahmad
 -----------------                                ----------------------------
                                                  Yasser Ahmad
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.            Description
-----------            -----------

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