Form 10KSB
period 2007-06-30
AVEROX INC.
filed 2007-09-28
CIK 1096656

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark one)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                     For the fiscal year ended June 30, 2007

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                        Commission file number 000-28867

                                   AVEROX INC.
                 (Name of small business issuer in its charter)

               Nevada                                      88-0407936
--------------------------------------        ----------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)


       Suite 1108, Thuraya II
        Dubai Internet City,
           P.O. Box 502492
            Dubai, U.A.E.
--------------------------------------        ----------------------------------
        (Address of principal                              (Zip Code)
         executive offices)

                                +971(0)4 375 7602
                (Issuer's telephone number, including area code)
              Securities registered Under Section 12(b) of the Act

   Title of each class              Name of each exchange on which registered
-------------------------        -----------------------------------------------
          None                                        None

              Securities registered Under Section 12(g) of the Act:

   Title of each class              Name of each exchange on which registered
-------------------------        -----------------------------------------------
  Common Stock, par value             Over-the-Counter (OTC) Bulletin Board
    $0.004 per share

                         -------------------------------

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. Yes |_| No |X|

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No
|_|

      Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act. Yes |_| No |X|

================================================================================

The issuer's total consolidated revenues for the fiscal year ended June 30, 2007 were $3,611,687

The aggregate market value of the common equity held by non-affiliates of the registrant was $25,200,000 as of September 24, 2007.

The number of shares outstanding of the registrant's common equity as of September 24, 2007 was 10,000,000 shares.

                                   AVEROX INC.

                         2007 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                                                Page
                                                                                                                                ----
                                                      PART I


ITEM 1.       DESCRIPTION OF BUSINESS.                                                                                            2
ITEM 2.       DESCRIPTION OF PROPERTY.                                                                                            9
ITEM 3.       LEGAL PROCEEDINGS.                                                                                                  9
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                                                               10

                                                      PART II

ITEM 5.       MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.    11
ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.                                                         12
ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.                                                                       26
ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.                              26
ITEM 8A.      CONTROLS AND PROCEDURES.                                                                                           26
ITEM 8B.      OTHER INFORMATION.                                                                                                 26

                                                     PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.   27
ITEM 10.      EXECUTIVE COMPENSATION.                                                                                            29
ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                    31
ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                                                                    31
ITEM 13.      EXHIBITS.                                                                                                          32
ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.                                                                            33

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-KSB contains statements relating to future results of Averox Inc. (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

      Averox Inc. ("Averox") was incorporated under the name Flickering Star Financial, Inc. ("Flickering Star") on November 25, 1996 under the laws of the State of Nevada. From January 1, 1997 through March 31, 1997, Flickering Star was in its development stage. It originally intended to act as a finder of individuals who would serve as credit enhancers for motion picture completion guaranty contracts. As at December 31, 1996, all funds raised by the sale of shares of Flickering Star Financial in order to fulfill its initial objective had been expended and, after March 31, 1997, Flickering Star became dormant. On November 6, 2006, in anticipation of the acquisition of Averox Dubai (described below), the corporate name of Flickering Star Financial, Inc. was changed to Averox Inc.

      On November 13, 2006, Averox consummated the transactions contemplated by an Exchange Agreement, dated October 30, 2006, by and among Averox, certain shareholders of Averox, Averox FZ-LLC (formerly Pearl Consulting FZ-LLC), a free zone limited liability company organized under the laws of Dubai, UAE ("Averox Dubai") and Salman Mahmood ("Mahmood")(the "Exchange Agreement"). Accordingly Averox acquired all of the issued and outstanding shares of stock of Averox Dubai, which included its subsidiary, Averox (Private) Limited (formerly Pearl Consulting (Private Limited)), a private limited company organized under the laws of Pakistan ("Averox Pakistan") which Averox Dubai acquired from Mahmood and his spouse on August 31, 2006. In this discussion of Averox's current business, unless the context otherwise requires, references to Averox, "we", "us" or "our" include Averox Dubai and its direct and indirect subsidiaries, and references to Averox Dubai's business or the business of Averox Dubai mean the combined businesses of Averox Dubai and Averox Pakistan.

      We are an independent provider of software solutions, engineering and telecommunications network deployment services, systems integration and related support services. Although our business has primarily focused on standard solutions and end products for the telecommunications industry, our software solutions and services are also being marketed and employed in other industries and areas of our business. We believe that we have established an excellent reputation for applying specialized and innovative problem-solving skills to a diverse range of clients and industries.

      The principal services we provide include the design, deployment, integration, and overall management of telecommunications networks for both large and small companies. Our work for telecommunication companies involves software development, radio frequency engineering, project management and installation of telecommunications equipment.

      Our information technology professionals develop and promote software that delivers industry standard-specific solutions. These solutions cover areas such as telecom billing (retail and interconnect), service activation, mediation, revenue assurance and fraud management. Our IT solutions are also being used by customers outside the telecommunications industry. The solutions developed by our IT professionals for our telecommunications services business address needs in a wide spectrum of areas such as e-commerce, enterprise resource planning, IT strategy and consulting, project management and web-based applications such as content management systems, and Internet and intranet applications. Additionally, we have built and operate proprietary portals that address needs in the real estate and trading industries. From time to time, we also provide outsourced consulting services.

Telecommunication Services and Solutions

Project Planning and Management

      In our telecommunications services business, we offer full project planning and management, including a broad range of telecommunication products and services, analyzing existing and future telecommunication needs, assessing alternatives and implementing telecommunication solutions. Our consultants design, develop, deploy, integrate test, optimize and manage clients' telecom projects, providing operational support, customer care, systems integration and installation of value-added service platforms.

      We manage projects as a primary vendor as well as a subcontractor for large multinational vendors. As part of our strategy, we are technology and vendor independent, working with Lucent, Siemens, Nortel Networks, Cisco Systems, Samsung, Intec Telecom plc, Evolving Systems Inc, L 3 Communication Systems and Juniper. We believe that not aligning with any single technology or vendor allows us to objectively evaluate and recommend specific products or technologies. To date, most of our network engineering and deployment services have been for telecommunications carriers in Pakistan, although we are actively marketing our telecommunications services and solutions in Eastern Europe, the Middle East and the rest of Asia. Our marketing advantage includes our ability to provide engineering expertise across a wide range of telecommunication technologies and equipment platforms at competitive prices.

Network Design and Deployment Services

      We provide a range of services for the full design and deployment of telecommunications networks. Such services include:

      o Network Engineering. Most calls are ultimately routed through a land line network. As a result, the traffic from telecommunications networks must be connected with switching centers within the networks. We establish the most efficient method to connect sites, whether by microwave radio or by landline connections. Our engineers are involved in specifying, provisioning and implementing land line and wireless network facilities.

      o Installation and Optimization Services. Our personnel install radio frequency equipment, including base station electronics and antennas, and recommend and implement location, software and capacity changes required to meet the customer's performance specifications. We also provide installation and initial optimization services for all major cellular and mobile broadband wireless air interface standards and equipment manufacturers.

Network Management and Maintenance Services

      Under our network management and maintenance services, we assume responsibility for the day-to-day optimization and maintenance of telecommunications networks so that clients can acquire the competence needed to run their telecommunication solutions in an efficient manner. The relationship we develop with our customers for this type of outsourcing contract begins with a team of engineers and other professional and support staff aligned to meet the customer's specific needs. We take into account such variables as grade of service, reliability requirements, and geographic layout of the system in determining the allocation of site maintenance responsibilities between our service team and the customer's own personnel. We provide staffing to perform the necessary services for centralized network monitoring and maintenance and repair of critical network elements, including base station equipment, mobile switching centers and network operating centers.

The Averox Advantage

      Cost-Effective and Timely Delivery. Because of our physical presence in our primary target markets and ability to efficiently manage and deliver projects, we believe that we can provide the same quality solution as a competing vendor on a more cost-effective basis. In fact, many large multinational companies have used our services rather than establishing a physical presence in the region.

      Vendor and Technology Independence. Our ability to use a wide range of different vendors allows us to offer our customers the most technologically advanced, objective and appropriate suite of solutions available based solely on the customer's requirements.

      Ability to provide a customized telecommunications system. In addition to installing a telecommunication product, unlike many of our competitors, we integrate that product with the customer's existing internal systems.

      Extensive Technology Expertise. We have expertise in all major telecommunications technologies, including: PSTN, CDMA, GSM, GPRS, EDGE, EV-DO, UMTS, WiMax and WiFi. The critical components of our ability to meet customer expectations include our broad scope of services and our technical expertise.

      Highly Skilled Personnel. We have a staff of highly skilled personnel, a majority of whom work directly on customer projects. Our technological expertise and industry knowledge have enabled us to form strong customer relationships with established carriers and equipment vendors. We believe our expertise in each of the major telecommunications technologies enhances our ability to customize services to meet the needs of our customer base.

      Proven Methodology. Our project management process enables us to meet our customers' needs without compromising project quality. We have a dedicated staff employed to facilitate efficient feedback of information among the various specialized activities involved in the design and deployment of a network so that our project teams work quickly and effectively. Through this coordinated effort, we are able to continually optimize human resource deployment and deliver the most efficient and effective solutions on time and within budget.

Information Technology

      Our IT professions are highly skilled in a wide spectrum of information technology areas, including product development, project management, enterprise client/server based solutions, e-commerce solutions, IT strategy and consulting, systems development, systems integration, application management, enterprise resource planning, customer relationship management, business process re-engineering, quality management, and Web-based applications, such as content management systems and Internet and Intranet applications.

Information Technology Services

      As an integral part of our telecommunications network services and solutions, we provide operations and business software solutions from multiple vendors, including solutions for telecom billing (retail and interconnect), service activation, mediation, revenue assurance and fraud management. Because each customer has different requirements and systems, extensive customization services are provided to integrate the operations and business software with the customer's network solutions. We also provide ongoing support for these systems.

      Our ability to provide operations and business solutions differentiates us from other telecommunications services providers, the services of which are limited to network installation. Our solutions provide customized integration of the customer's systems with the network being installed.

Information Technology Products

      Our telecommunications service work led us into the area of proprietary product development. Originally, we worked with other vendors' proprietary technology, providing only customized software to integrate these vendors' products with the client's existing systems. From this work, we recognized that there were product needs that other vendors' product offerings did not address and product functionality upon which we could improve. In response, we developed proprietary products to meet this need, including specific solutions that enable companies in any industry to manage, synchronize and co-ordinate all customer communication channels, including the Internet, call centers, field organizations and partner networks. These products are in a wide range of domains and provide competitive solutions with a view to assisting clients in reshaping and managing their businesses more efficiently. Each product can be offered as a stand-alone solution or packaged as part of an integrated product offering of our products or combined with other vendors' products.

      The following are some of the more significant products which we offer both under our brand name or under a customer's private label:

      BMS On-Demand. It has been our experience that many customer relationship management products fail to meet customer needs and require extensive, time-consuming customization. BMS On-Demand is a web-based product offering a complete business solution for sales and marketing automation. BMS On-Demand is a combination of best-practices in customer relationship management and our twenty years of experience in dealing with customers and their needs. This product is intended to replace ineffective customer relationship management systems and can be installed within a reasonable time.

      DocTrail. We offer a document management solution, DocTrail, that combines document and records management capabilities into a single, complete offering. We believe that DocTrail enables a customer to reduce the time, cost and complexity involved in storing and accessing documents. Our product is designed to enhance customer service and operational efficiency, improve security and address regulatory compliance requirements. DocTrail is offered in two versions, one as a web-based application and the other a network-based application. The version sold is based upon the customer's business needs.

      Ticket Management System. Our Ticket Management System was developed for our own internal business requirements. It is a web-based, easy to configure solution for optimizing every aspect of a company's support service and help desk processes, including tracking the history of the inquiry, creating an accessible database of problem resolution, customer management and automatic email/text message notifications. Our next version of the product will also include a feature to permit automated telephonic problem notification to ensure response to critical problems if email/text message notification fails.

E-Commerce Portals

      As part of our professional services, we have managed web portals for our customers. From this experience we have developed and are operating our own e-commerce portals. These sites have accumulated an aggregate of approximately
1.8 million hits per month and consist of the following:

      Product Marketing. Tradebuying.com is a web portal for the sale and purchase of goods and services by a diversified community of individuals, entrepreneurs and businesses from all over the world. This international marketplace is designed to help small and mid-sized companies do business on a universal platform. Tradebuying.com is designed to allow the small and mid-sized business to expand the market for its products without having to have a physical presence outside of its domestic market.

      Product procurement and sale. IndentPoint.com is an online trading web portal. At IndentPoint.com buyers and sellers are provided with an environment for conducting their business activities. For buyers, Indentpoint.com provides a facility to search for, compare, evaluate and finally buy products remotely. For sellers, Indentpoint.com provides a platform for promoting products to a large consumer base over the Web.

Outsourced Consulting Services

      We also contract with customers that are looking to outsource the co-ordination, delivery and monitoring aspects of their telecommunication and IT programs. For these engagements, our approach includes the development of a comprehensive and complete program; regular updates on project status; project coordination; financial planning; flexible planning; and the promotion of a coordinated set of standards, methods and procedures. We provide project management staff geared towards keeping the implementation of projects running smoothly. Our project management services offer a variety of packages to support our programs. These support services cover human resource planning; logistics and commercial operations; procurement; construction; installation, commissioning (MSC, BSC and BTS); testing; materials management; and support services. Support services include 24/7 uninterrupted support; 24 hour helpdesk coverage; continuous online help and support for technical engineers; and an inventory of spare parts.

ISO Qualification

      In 2005, we received ISO 9001:2000 certification for our telecommunications and IT businesses. This certification validates that we are among an exclusive tier of companies that possess well-defined and integrated quality measures and comprehensive programs that ensure our services are provided according to uniform standards that are considered best practices within the industry. We believe that the certification demonstrates our dedication to providing high quality services and products to our customers.

Customers

      Our telecommunications and IT customers range from large multinational companies to local small and medium sized enterprises. Our clients have included Milicom, Telenor, Orascom Telecom, Lucent Technologies, Siemens, Ericsson, Nortel Networks, Nokia, Samsung, Ufone and Azure Solutions. For these customers, we have acted as a primary vendor and as a subcontractor. During the fiscal year ended June 30, 2007, one customer represented more than 50% of our revenues, although we have ceased doing business with that customer.

Sales and Marketing

      Our sales focus is to create opportunities to provide our telecommunication services and product solutions. The majority of our sales efforts are conducted by direct sales teams. The primary objective of our sales and marketing efforts is to educate existing and potential customers in the telecommunication and other industries about the depth and breadth of our service capabilities, experience and proprietary product solutions. In addition, we conduct many of our sales activities as a result of responding to requests for proposals and competitive tenders. Our sales and marketing efforts include constant interaction with existing and target customers and prospects, participation in relevant industry bodies, a website presence, presentations at industry conferences and forums, news releases to the industry and other marketing initiatives. We educate customers about product offerings, business needs and implementation contingencies to create solutions that reduce cost, increase revenue opportunities and comply with governmental regulations.

      Increasingly, we receive business opportunities through business partners such as Lucent Technologies, Intec Telecom Systems, Argent Networks, Oscilloquartz and Argela Technologies, who have been selected for larger solution implementations where our products represent only a portion of the overall solution or which subcontract our services for implementation. We plan to continue the approach of working with partners and system integrators in 2007 and beyond.

Product Development and Support

      Our product development efforts are focused on identifying specific customer business needs, as well as market requirements, and then developing possible solutions for those needs that leverage our existing product capabilities. Our product development efforts comprise a combination of design and development of new products or features to enhance our existing products, and design and development of new product functionality as identified in our product "roadmaps," funded as research and development. We usually do not develop completely new products, major product enhancements or tools until we have at least one customer who has agreed to license what we will develop.

      We expend amounts on research and development, particularly for new products and/or for enhancements of existing products. For the years ended June 30, 2007 and 2006, we did not allocate any costs specifically for research and development.

Competition

      The telecommunications network services and IT solutions markets in which we compete are highly competitive. Neither market is dominated by a single company nor a small number of companies. However, a substantial number of companies offer products and services that overlap and are competitive with those offered by us. Many of these competitors have greater financial, technical and marketing resources.

      Competition in the telecommunications network services business comes primarily from specialized network engineering firms and the service arms of large equipment vendors and telecommunications carriers. Our ability to obtain business in the telecommunications network services industry is dependent upon our ability to offer better strategic concepts and technical solutions, better value, a faster response, more flexibility or a combination of these factors. We believe that we are positioned to compete effectively in Eastern Europe, Asia and the Middle East based on our systems expertise, project management skills and IT expertise.

      The market for our proprietary solutions is subject to rapid technological change and changing industry standards. We face continuous demand for improved product performance, new product features and rapid integration capabilities, and reduced prices, as well as pressure to accelerate the release of new products and product enhancements. The market for software solutions is extremely large. By concentrating our activities on those potential clients which can most benefit from our solutions, we believe we can effectively market our solutions. We differentiate ourselves from competitors through a combination of our telecommunications knowledge, low-cost offshore development, products, services, integration capabilities and strong customer relationships. Our telecommunication network services activities give us an opportunity to directly market our solutions to our network services customers. Furthermore, once a customer has implemented one of our core software products, we are in a preferable position, in contrast to our competitors, to develop additional functionality or react to changes in their business needs by offering additional products or services.

Intellectual Property Rights

      To date, we have not applied for any patent, trademark, trade name or copyright protection in any jurisdiction in which we operate. We therefore rely on common law rights, trade secret laws and confidentiality provisions in our agreements to prevent the unauthorized disclosure and use of our property.

Employees

      As of September 24, 2007, we had 92 full-time employees, of which 14 were management, 22 and 27 (respectively) were in IT and telecommunications, 7 were in sales and marketing and 22 were in administration and finance. All of our employees are based in either Pakistan, Dubai, UAE and the United Kingdom. From time to time we also engage independent contractors to assist in our activities. None of our employees are unionized. We have never experienced a work stoppage as a result of labour issues, and we believe that our employee relations are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY.

      Averox Pakistan maintains its executive offices at a government subsidized technology park at Suite 7, Ground Floor, Evacuee Trust Complex, F-5/1, Agha Khan Road, Islamabad, Pakistan, where it occupies 4,600 square feet and pay approximately $6,100 per month.

      Averox Dubai has established an office in Dubai, UAE at Suite 1101, 11th Floor, Thuraya 2, Dubai Internet City, where it occupies 800 square feet for $2,845 per month.

      We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

      Averox Pakistan is a plaintiff in a suit, in the Court of Civil Judge, First Class, Islamabad captioned Averox (Private) Limited v. Aircom MEA FZ-LL. The proceeding arises out of a Partner Agreement dated April 2, 2004, between the Company and Aircom MEA to provide products/software and related support services to Ufone and new mobile/cellular companies entering Pakistan markets. In its complaint, Averox Pakistan is seeking a grant of permanent injunction, rendition of accounts, damages and the recovery of $1,008,900 for premature termination/breach of contract and $5,000,000 for additional damages. The case has not yet gone to trial.

      Averox Pakistan is a plaintiff in a suit in the Court of Civil Judge, First Class, Islamabad captioned Averox (Private) Limited v. ATIS Systems GmbH. The proceeding arises out of and connected with an Agreement dated August 28, 2003, between the Company and Nortel Networks (Asia) Limited, to provide system maintenance and support services to ATIS Systems GmbH. Averox Pakistan is seeking declaration, temporary and permanent prohibitory and mandatory injunction, rendition of accounts, and recovery of money/damages worth $11,300,000, 644,179 Euros and 300,750,000 Rupees for breach of contract and other damages. The case has not yet gone to trial.

      Except for the foregoing, we are not involved in any legal proceedings which may have a significant effect on our business, financial position, results of operations or liquidity, nor are we aware of any proceedings that are pending or threatened which may have a significant effect on its business, financial position, results of operations or liquidity.

Available Information

      We file annual, quarterly and current reports, information statements and other information with the Securities and Exchange Commission (the "SEC"). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at Station Place, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended June 30, 2007.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      As of September 24, 2007, there were 27 record holders of our common stock and there were 10,000,000 shares of our common stock outstanding.

      The following table shows the high and low bid prices of our common stock as quoted on the OTC Bulletin Board by quarter during each of our last two fiscal years ended June 30, 2007 and 2006 and for each quarter after June 30, 2007. Our shares did not trade on the OTC Bulletin Board until February 28, 2007 and, accordingly, no activity is reported until this date. These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. The information below was obtained from those organizations, for the respective periods.

    Fiscal Year
   ended June 30                                Quarter                                 High            Low
--------------------  ------------------------------------------------------------  --------------  ------------
       2006            First Quarter .............................................  $n/a            $n/a
                       Second Quarter ............................................   n/a             n/a
                       Third Quarter .............................................   n/a             n/a
                       Fourth Quarter ............................................   n/a             n/a

       2007            First Quarter .............................................  $n/a             n/a
                       Second Quarter ............................................   n/a             n/a
                       Third Quarter (from February 28, 2007).....................   7.50            0.10
                       Fourth Quarter ............................................   7.50            6.65

       2008            First Quarter (through September 24).......................  $7.50           $6.65

      The high and low bid prices for shares of our common stock on September 24, 2007 was $7.50 and $6.65 per share, respectively, based upon bids that represent prices quoted by broker-dealers on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Dividend Policy

      We have not paid any dividends on our common stock to date, although prior to the consummation of the transactions contemplated by the Exchange Agreement Averox Dubai and Averox Pakistan paid dividends to their respective shareholders. We do not intend to pay dividends on our common stock in the near future. The payment of dividends in the future will be contingent upon our revenues, earnings, capital requirements and general financial condition. The payment of dividends is within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings for future investment and use in our business operations. Accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future on our common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following presentation of management's discussion and analysis has been prepared by our internal management and should be read in conjunction with our audited financial statements for the years ended June 30, 2007 and 2006, including the notes thereto. Some of the statements below discuss "forward-looking" information. Those statements include statements regarding the intent, belief or current expectations of Averox and our management team. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These risks and uncertainties include but are not limited to, those risks and uncertainties discussed under the heading "Risk Factors" in this report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

      We were incorporated under the name Flickering Star Financial, Inc. ("Flickering Star") on November 25, 1996 under the laws of the State of Nevada. From January 1, 1997 through March 31, 1997, Flickering Star was in its development stage. It originally intended to act as a finder of individuals who would serve as credit enhancers for motion picture completion guaranty contracts. As at December 31, 1996, all funds raised by the sale of shares of Flickering Star in order to fulfil its initial objective had been expended and, after March 31, 1997, Flickering Star became dormant.

      On November 6, 2006, in anticipation of the acquisition of Averox Dubai (including its subsidiary, Averox Pakistan), the corporate name of Flickering Star Financial, Inc. was changed to Averox Inc.

      On November 13, 2006, Averox consummated the transactions contemplated by that certain Exchange Agreement, dated October 30, 2006, by and among Averox, certain shareholders of Averox, Averox Dubai and Salman Mahmood by acquiring all of the outstanding shares of capital stock of Averox Dubai. Averox Dubai had previously acquired Averox Pakistan from Mahmood and his spouse on August 31, 2006.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED JUNE 30, 2007 AND 2006

      The following table presents the statement of operations for the fiscal year ended June 30, 2007 as compared to the comparable period of the fiscal year ended June 30, 2006. The discussion following the table is based on these results.

                                                        2007            2006
                                                    -----------     -----------
Net Revenue                                         $ 3,611,687     $ 1,626,865

Cost of sales                                         1,265,649         576,954
                                                    -----------     -----------
        Gross profit                                  2,346,038       1,049,911

Bad debts                                             2,023,336         636,983
General and administrative expenses                     845,416         251,556
                                                    -----------     -----------

        Income from operations                         (522,715)        161,372
                                                    -----------     -----------

Other (Income) Expense
        Interest income                                  (7,035)         (2,579)
        Other expense                                        --           5,330
        Interest expense                                 10,357           9,051
        Currency exchange (gains) losses                    415              --
        (Gain) loss on disposal of asset                 (2,785)             --
                                                    -----------     -----------
        Total Other Income                                  951          11,802
                                                    -----------     -----------

        Income before income taxes                     (523,666)        149,570

Provision for income taxes                              117,411         193,246
                                                    -----------     -----------

Net income (loss) before minority interest             (641,077)        (43,676)

Net income (loss) attributable to minority interest      (1,220)           (874)
                                                    -----------     -----------

Net income (loss)                                   $  (639,857)    $   (42,802)
                                                    ===========     ===========

Net sales

      Net revenue for the fiscal year ended June 30, 2007 totaled $3,611,687 compared to $1,626,865 for the fiscal year ended June 30, 2006, an increase of $1,984,822 or approximately 122%. The increase in revenue was due to an expected increase in demand from one of our major customers during the fiscal year ended June 30, 2007. Total revenue from the customer for the fiscal year ended June 30, 2007 was approximately $1,974,785 compared to only $57,326 for the fiscal year ended June 30, 2006. The Company established a business relationship with this customer at the end of December 2005 but has since terminated its relationship with this customer as a result of its failure to pay. At this time it is unclear as to when or whether the revenues from this customer can be replaced.

Cost of Sales

      Cost of sales for the fiscal year ended June 30, 2007 totaled $1,265,649, or approximately 35.0% of net revenue compared to $576,954, or approximately 35.5% of net revenue, for the fiscal year ended June 30, 2006, an increase of $688,695, or approximately 119%. The increase in dollars was due to the corresponding increase in net revenue for the fiscal year ended June 30, 2007 and in the number of employees that were hired since June 30, 2006 to meet our increased sales level.

Operating Expense

      General and administrative expenses for the fiscal year ended June 30, 2007 totaled $2,868,753, or approximately 79.4% of net revenue compared to $888,539 or approximately 55% of net revenue for the fiscal year ended June 30, 2006, an increase of $1,980,214 or approximately 223%. The increases in general and administrative expenses were primarily due to the increase in bad debt of $1,386,353 from the customer described above during the fiscal year ended June 30, 2007, and also due to the increased accounting, legal and other professional fees related to being a public company.

Income (loss) from Operations

      Income (loss) from operations for the fiscal year ended June 30, 2007 totaled $(522,715) or approximately 14.5% of net revenue compared to $161,372 or approximately 10% for the fiscal year ended June 30, 2006, a decrease of $684,087 or approximately 424%. The decrease was primarily due to the increased operating expenses and bad debt recognized for fiscal year ended June 30, 2007 as compared with 2006.

Interest Expense

      Interest expense for the fiscal year ended June 30, 2007 totaled $10,357 compared to $9,051 for the fiscal year ended June 30, 2006, an increase of $1,306, or approximately 14.4%. The increase in interest expense is related to the increase in equipment we have on capital lease since June 30, 2006.

Net Income (loss)

      Net income (loss) for the fiscal year ended June 30, 2007 totaled $(639,857) compared to $(42,802) for the fiscal year ended June 30, 2006, a decrease of $597,055 or approximately 1,395%. The increase in net loss was primarily due reasons stated above under the caption "Income (loss) from Operations".

LIQUIDITY AND CAPITAL RESOURCES

      Our primary source of liquidity as of June 30, 2007 is our cash on hand and accounts receivable. We have also received capital from the sale of our common shares. On November 13, 2006, we entered into the Stock Purchase Agreement pursuant to which an investor purchased 380,000 shares of common stock for $2,650,000, of which $150,000 was paid on November 13, 2006 and the balance is to be paid in installments. As of June 30, 2007, $1,396,521 is still outstanding.

      Net cash used in operations for the fiscal year ended June 30, 2007 was $(517,005), as compared to net cash provided by operations of $275,200 during the same period in 2006. Our cash and cash equivalents were $775,712 and $50,830 as of June 30, 2007 and 2006, respectively. Our current assets totaled $1,561,312 on June 30, 2007. Our current liabilities were $613,502 on June 30, 2007. Working capital was $947,810 as of June 30, 2007.

      Net cash provided by (used in) investing activities totaled $(9,673) for the fiscal year ended June 30, 2007, compared with $(4,040) for the fiscal year ended June 30, 2006. The net cash change was $724,883 and $23,295 for the fiscal year ended June 30, 2007 and 2006, respectively.

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

Off-Balance Sheet Arrangements

      We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Inflation

      We do not believe that inflation has had, in the past, or will have in the future, any significant negative impact on our operations. However, no assurance can be given that we will be able to offset such inflationary cost increases in the future.

Quantitative and Qualitative disclosures about Market Risk

      The market risk inherent in our market risk sensitive instruments and positions are the potential losses arising from adverse changes in interest rate and foreign currency exchange rates.

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

      The uncertainty associated with rapidly changing telecommunications technologies may also negatively impact the rate of deployment of telecommunications networks and the demand for our services. Telecommunications service providers face significant challenges in assessing consumer demand and in accepting rapidly changing enhanced telecommunications capabilities. If telecommunications service providers perceive that the rate of acceptance of next generation telecommunications products will grow more slowly than previously expected, they may, as a result, slow their development of next generation technologies. Moreover, increasing price competition for subscribers could adversely affect the profitability of carriers and limit their resources for network deployment. Any significant sustained slowdown will further reduce the demand for our services and adversely affect our financial results.

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

Failure to properly manage network services projects may result in costs or claims

      Our engagements often involve large scale, highly complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our customers, and to effectively manage the project and deploy appropriate resources, including third-party contractors, and our own personnel, in a timely manner. Any defects or errors or failure to meet clients' expectations could result in claims for substantial damages against us. In addition, in certain instances, we guarantee customers that we will complete a project by a scheduled date or that the network will achieve certain performance standards and our contracts contain liquidated damages provisions if we fail to do so. Further, if the project experiences a performance problem, we may not be able to recover the additional costs we incur, which could exceed the revenues realized from that project. Finally, if we underestimate the resources or time we need to complete a project with capped or fixed fees, our operating results could be seriously harmed.

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

Potential future business acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results

      We continually evaluate opportunities to acquire new businesses as part of our ongoing strategy. If we successfully complete an acquisition, we will have to integrate it into our operations. Integration may require significant management time and financial resources. Our failure to properly integrate the businesses we acquire and to manage future acquisitions successfully could seriously harm our operating results. In addition, acquired companies may not perform as well as we expect, and we may fail to realize anticipated benefits. In connection with an acquisition, we may issue shares of stock that would dilute our current stockholders' ownership and incur debt and other costs in connection with future acquisitions which may cause our quarterly operating results to vary significantly.

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

In the event that we are infringing upon the proprietary rights of others or violating licenses, we may become subject to infringement claims that may prevent us from selling certain products and we may incur significant expenses in resolving these claims

      It is possible that our business activities may infringe upon the proprietary rights of others, or that other parties may assert infringement claims against us. If we become liable to any third party for infringing its intellectual property rights, we could be required to pay substantial damage awards and develop non-infringing technology, obtain licenses, or cease selling the applications that contain the infringing intellectual property. Litigation is subject to inherent uncertainties, and any outcome unfavorable to us could materially harm our business. Furthermore, we could incur substantial costs in defending against any intellectual property litigation, and these costs could increase significantly if any dispute were to go to trial. Our defense of any litigation, regardless of the merits of the complaint, likely would be time-consuming, costly, and a distraction to our management personnel. Adverse publicity related to any intellectual property litigation also could harm the sale of our products and services, and damage our competitive position.

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

Our revenues are highly dependent on clients primarily located in Pakistan as well as clients concentrated in the telecommunications industry, and economic slowdowns or factors that affect the economic health of Pakistan and the telecommunications industry may affect our business

      If Pakistan's economy weakens, our clients may reduce or postpone their technology spending significantly, which may, in turn, lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the growth of the telecommunications services industry or significant consolidation in the telecommunications industry or decrease in growth or consolidation in other industry segments on which we focus, may reduce the demand for our services and negatively affect our revenues and profitability.

Some of our engagements with customers are singular in nature and do not necessarily provide for subsequent engagements

      Some of our customers retain us on a short-term, engagement-by-engagement basis in connection with specific projects, rather than on a recurring basis under long-term contracts. Although a substantial majority of our revenues are generated from repeat business, which we define as revenue from a client who also contributed to our revenue during the prior fiscal year, our engagements with our clients are typically for projects that are singular in nature. Therefore, our revenues may fluctuate significantly from year to year. As a result, we must seek out new engagements when our current engagements are successfully completed or are terminated, and we are constantly seeking to expand our business with existing clients and secure new clients for our services. In addition, in order to continue expanding our business, we may need to significantly expand our sales and marketing group, which would increase our expenses and may not necessarily result in a substantial increase in business. If we are unable to generate a substantial number of new engagements for projects on a continual basis, our business and results of operations would likely be adversely affected.

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

Currency fluctuations may affect the value of our Shares

      Our functional currency is the Pakistani rupee, although we transact a major portion of our business in U.S. dollars or Euros. Accordingly, we face foreign currency exposure through our sales and purchases. Historically, we have held a substantial majority of our cash funds in rupees. Downward fluctuations in the value of the Pakistani Rupee, compared to other foreign currencies, may increase the cost of supplies for our business. Accordingly, changes in exchange rates may have a material adverse affect on our revenues, other income, cost of services sold, gross margin and net income, which may in turn have a negative impact on our business, operating results and financial condition. The exchange rate between the rupee and foreign currencies, including the dollar and the Euro, has changed substantially in recent years and may fluctuate substantially in the future. We expect that a majority of our revenues will continue to be generated in foreign currencies, including the dollar and the Euro, for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Pakistani rupees. Consequently, the results of our operations are adversely affected if the rupee appreciates or depreciates against the dollar, the Euro or other applicable foreign currencies.

Risks of owning our shares

There has been a limited market for our Common Stock and, therefore, it may be difficult for our shares to be sold at attractive prices, if at all

      Our shares have only recently began to trade on a limited basis and there is no coverage of our company by analysts or market makers. This may or may not affect the future performance of our shares. There can be no assurance that an active trading market for our shares will develop or that, if developed, will be sustained. In addition, the stock market in general has experienced extreme volatility that often has been unrelated to the operating performance of any company. These broad market and industry fluctuations may result in the decline of the price of our shares, regardless of our operating performance.

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

Future sales of our shares in the public market could negatively affect our stock price

      If our stockholders sell substantial amounts of our common stock, the market price of our common stock could fall. As of June 21, 2007, we had 10,000,000 shares of common stock outstanding. Although 6,880,000 of our shares constitute restricted securities under the Securities Act, after November 12, 2007, the shares may be sold into the marketplace under Rule 144. The possible sale of a significant number of these shares may cause the market price of our shares to fall.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this item is submitted as a separate section of this Report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of our Disclosure Controls

      We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2007 and have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the Commission's rules and forms.

      There were no significant changes in our internal controls over financial reporting that occurred during the year ended June 30, 2007, that have materially affected, or are reasonably like to materially affect, our internal controls over financial reporting.

      Our management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be detected. We will conduct periodic evaluations of our internal controls to enhance, where necessary, our procedures and controls.

8B. OTHER INFORMATION.

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The following table shows the positions held by our board of directors and executive officers and their ages as of September 24, 2007.

               Name                    Age                                  Position
               ----                    ---                                  --------
Salman Mahmood                         36     Director of Averox; President, CEO of Averox Dubai and Averox Pakistan

Christopher Baker                      60     Director of Averox; Senior Vice President of Development, Averox Dubai

Graham Hill                            61     Director of Averox; Senior Vice President of Sales and Marketing

Maajid Maqbool                         53     Director of Averox Pakistan; Senior Vice President Operations

Yasser Ahmad                           30     Acting Chief Financial Officer

      Salman Mahmood is a Director and President of Averox. Mr. Mahmood has been Managing Director of Averox Dubai since November 2004 and Averox Pakistan since March 2003. From August 2002 to the present, Mr. Mahmood has served as Director of Averox Consulting plc, a United Kingdom based consulting firm. From August 2003 until January 2004, Mr. Mahmood served as Chief Executive of Maisha plc, a UK-based software company listed on the Alternative Investment Market of the London Stock Exchange. From June 2001 to August 2002, Mr. Mahmood served as Chief Executive of Pearl Micro Solutions ltd., a UK-based software company.

      Christopher Baker is a Director of Averox. Since August 2006, Mr. Baker has served as Senior Vice President of Development of Averox Dubai. From March 2006 to May 2006, Mr. Baker served as Services Manager at Nokia Networks in Jakarta, Indonesia. From April 2005 to March 2006, Mr. Baker served as Vice President, Business Development at Hayat Communications International, a Dubai, UAE based company which offers services to existing and new license telecommunication markets. From 2003 to April 2005, Mr. Baker served as Telecommunications Director of Alan Dick Middle East, a Dubai, UAE based company, where he was responsible for the development and implementation of the regional telecommunication business strategy for the Middle East. From May 2003 to June 2003, Mr. Baker served as General Manager of EXi Middle East, a Dubai based UAE company taken over by Alan Dick Middle East. From August 2002 to May 2003, Mr. Baker served as Operations Consultant to EXi Parsons LLC, a Dallas based U.S. based company. From 2001 to 2002, Mr. Baker served as General Manager, Western Europe for EXi GmbH, a Dusseldorf based German company. From 1999 to 2001, Mr. Baker served as General Manager, Central and Eastern Europe of EXi d.o.o., a Croatian based company. From 1968 to 2001, Mr. Baker served in various capacities with STC, now Nortel Networks in the United Kingdom, South Africa and the Philippines.

      Graham Hill has been a Director of Averox Inc. since April 26, 2007 and is also our Senior Vice President of Sales and Marketing. From March 2004 through October 2006, Mr. Hill was a sales director for Syndesis Ltd. From April 2003 through February 2004, Mr. Hill was regional sales director of Axiom Ltd. From March 2002 through April 2003, Mr. Hill was sales director for Portmark Associates. He is an Honors Graduate in Physics from universities in the UK and Sweden.

      Maajid Maqbool is Senior Vice President, Operations in Pakistan since February 19, 2007. He is a senior technology and management professional with over 23 years of progressive experience in government and business organizations. From April 2006 to January 2007, he was CEO of Goldmine Software. From September 2003 through February 2006, he worked as a consultant for organizations including Pakistan Science Foundation and Wyeth Pakistan Limited. From May 2001 to July 2003, he served as Chief Operating Officer of Habib Rafiq Technologies in Lahore. Maajid is a graduate in Computer Sciences (Honors) and Business Administration from Canada.

      Yasser Ahmad is acting Chief Financial Officer of Averox. Since August 2006, Mr. Ahmad has served as Manager Finance of Averox Pakistan. From September 2005 to August 2006 Mr. Ahmad served as the Finance & Commercial Officer at Averox Pakistan. From March 2004 to June 2005 Mr. Ahmad worked as Team Lead for a Mortgage Project for Touchstone, an Islamabad based US company. From September 2002 to December 2002 Mr. Ahmad served as Citiphone Banker for US based Citibank at their Islamabad Office.

Committees of the Board

      The Board of Directors is the acting Audit Committee. Our Board of Directors has determined that there is no person on our Board of Directors who qualifies as an audit committee financial expert as that term is defined by applicable Securities and Exchange Commission rules. The Board of Directors believes that obtaining the services of an audit committee financial expert is not economically rational at this time in light of the costs associated with identifying and retaining an individual who would qualify as an audit committee financial expert.

Director Compensation

      There are no special fees, contracts entered into, or payments made in consideration of any director's service as a director.

Indebtedness of Executive Officers and Directors

      No executive officer, director or any member of these individuals' immediate families or any corporation or organization with whom any of these individuals is an affiliate is or has been indebted to us since the beginning of our last fiscal year.

Family Relationships

There are no family relationships among our executive officers and directors.

Legal Proceedings

      During the past five years, none of our executive officers, directors, promoters or control persons have been involved in a legal proceeding material to an evaluation of the ability or integrity of such person.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, requires our directors and executive officers, and persons who own more than 10% our outstanding common stock, to file with the SEC, initial reports of ownership and reports of changes in ownership of our equity securities. These persons are required by SEC regulations to furnish us with copies of all the reports they file. To our knowledge, based solely on a review of the copies of the reports furnished to us and written or oral representations that no other reports were required for those persons during the fiscal year ended December 31, 2006, all of our officers, directors and greater than 10% beneficial owners complied with the reporting requirements of Section 16(a) of the Exchange Act, with the exception of Salman Mahmood, who failed to timely file an Initial Statement of Beneficial Ownership on Form 3, Christopher Baker, who failed to timely file an Initial Statement of Beneficial Ownership on Form 3, Yasser Mirza Ahmad, who failed to timely file an Initial Statement of Beneficial Ownership on Form 3 and Graham Hill, who failed to timely file an Initial Statement of Beneficial Ownership on Form 3.

Code of Ethics

      The Company has adopted a Code of Ethics for our Principal Executive Officer and our Senior Financial Officers. A copy of the Code of Ethics is filed as Exhibit 14.1 to this Annual Report.

ITEM 10. EXECUTIVE COMPENSATION.

      The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our Chief Executive Officer who is the only executive officer who received or is entitled to receive remuneration in excess of $100,000 during the stated periods.

---------------------------------------------------------------------------------------------------------
   Name and Principal       Year    Salary (1)    Option Grants        All Other               Total
        Position                        ($)            ($)            Compensation              ($)
                                                                          ($)
------------------------- --------- ------------ ----------------- ---------------------- ---------------
          (a)                (b)        (c)            (e)                (f)                   (g)
------------------------- --------- ------------ ----------------- ---------------------- ---------------
Salman Mahmood,           2007         $150,000        Nil                         NA            $150,000
Director of Averox;       2006         $150,000        Nil                         NA            $150,000
President, Managing
Director of Averox
Dubai and Averox
(Pakistan)
---------------------------------------------------------------------------------------------------------

      (1) Salary represents base salary earned in 2007 and 2006.

Employment Agreements

      Mr. Baker is a party to a Statement of Particulars of Employment with Averox Dubai and each of Messrs. Baker, Maqbool and Ahmad are parties to a Statement of Particulars of Employment with Averox Pakistan. Under the terms of Mr. Baker's employment particulars, dated September 26, 2006, Mr. Baker is employed at a salary of $5,000 per month, or $60,000 per annum. The agreement provides Mr. Baker with the opportunity to earn an annual bonus of $150,000 if he achieves software sales of $2 million or $3 million of network or other sales with margins of 25% or more. Mr. Baker is entitled to paid holidays, 30 vacation days per year. Although Mr. Baker's particulars of employment are not for a fixed term, he is required to give Averox Dubai 4 weeks notice of his intent to terminate his employment until he has been employed for 2 years. Thereafter, the notice period increases by one week for each year of continuous employment until he completes 10 years of continuous employment, after which time he will be obliged to give Averox Dubai 12 weeks' notice. Conversely, Averox Dubai must give Mr. Baker 4 weeks notice of termination until he has been continuously employed for 2 years. Thereafter, the notice entitlement increases by one week for each year of continuous employment until Mr. Baker has completed 10 years of continuous employment, after which time he will be entitled to 12 weeks' notice. Under the terms of the particulars of employment, Mr. Baker is required to maintain the confidentiality of information he has received.

      Mr. Hill is a party to a certain Employment Contract dated March 15, 2007 between Mr. Hill and Averox FZ-LLC, a wholly-owned subsidiary of the Registrant. Under the terms of the Employment Contract, Mr. Hill receives a base salary of $32,671 per annum, a housing allowance of $16,336 per annum and a transportation/recreation/entertainment allowance of $10,619 per annum. The agreement provides Mr. Hill with the opportunity to earn an annual bonus of $150,000 if he achieves software sales of $2 million or $3 million of network or other sales with margins of 25% or more. Mr. Hill is also eligible to be granted stock options under option plans which the Registrant may, in the future, adopt for its employees. Mr. Hill will also receive one airline ticket per year to his primary residence outside of Dubai and, upon termination of his employment, a one-way air ticket to his primary residence. The Employment Contract is terminable by either Mr. Hill or the Registrant at any time upon 30 days notice.

      The terms of the particulars of employment of Messrs. Maqbool and Ahmad dated February 19, 2007 and December 6, 2005, respectively, they are employed at a salary of $2,500 and $667 per month, respectively. Mr. Maqbool's agreement provides him with the opportunity to earn an annual bonus of $150,000 if he achieves software sales of $2 million or $3 million of network or other sales with margins of 25% or more. Each is entitled to paid holidays, sick days and 20 vacation days per year. Although the particulars of employment are not for fixed terms, each is required to give Averox Pakistan 4 weeks notice of his intent to terminate his employment until he has been employed for 2 years. Thereafter, the notice period increases by one week for each year of continuous employment until he completes 10 years of continuous employment, after which time he will be obliged to give Averox Pakistan 12 weeks' notice. Conversely, Averox Pakistan must give each four weeks notice of termination until he has been continuously employed for 2 years. Thereafter, the notice entitlement increases by one week for each year of continuous employment until such person has completed 10 years of continuous employment, after which time such person will be entitled to 12 weeks' notice. Under the terms of the Employment Agreement, each of Messrs. Maqbool and Ahmad is required to maintain the confidentiality of information he has received.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth information regarding the beneficial ownership of our common stock as of September 24, 2007 by:

o each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

o     each of our officers and directors; and

o     all of our officers and directors as a group.

      Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                                                                    Amount and
                                                                                     Nature of
                                                                                    Beneficial            Percent of
Name and Address of Beneficial Owner(1)                                            Ownership (2)            Class
---------------------------------------------------------------                    -------------            -----

Salman Mahmood                                                                        6,500,000             65.00%

All directors and executive officers as a group (3 individuals)                       6,500,000             65.00%

(1) Unless otherwise indicated, the business address of Salman Mahmood is Suite 1108, Thuraya II, Dubai Internet City, P.O. Box 502492 Dubai, U.A.E.

(2) Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned. All share amounts reflect beneficial ownership determined pursuant to Rule 13d-3 under the Exchange Act. All information with respect to beneficial ownership has been furnished by the respective director, executive officer or stockholder, as the case may be.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      On September 15, 2006, Averox Dubai and Averox Pakistan declared dividends payable to Mr. Mahmood in the aggregate amount of $3,022,833. As of June 30, 2007, dividends remaining to be paid amount is $608.

      Mr. Mahmood has received loans from Averox Pakistan from time to time. As of June 30, 2007 and June 30, 2006 the loan balances were $0 and $1,218,779, respectively. Mr. Mahmood has also received loans from Averox Dubai from time to time. As of June 30, 2007 and 2006, the loan balances were $0 and $1,770,459, respectively. The loans were repaid from the dividends declared on September 15, 2006.

ITEM 13. EXHIBITS.


Exhibit
Number                                             Description of Document

3.1       Articles of Incorporation of Averox Inc. (1)

3.2       Articles of Merger with Agreement and Plan of Merger (2)

3.3       By-Laws of Averox Inc. (1)

10.1      Share Exchange Agreement dated October 30, 2006, by and among Averox, Inc., certain shareholders of Averox, Pearl
          Consulting FZ-LLC, a free zone limited liability company organized under the laws of Dubai, UAE, and Salman Mahmood*

10.2      Form of $1,850,000 Promissory Note**

10.3      Form of $650,000 Promissory Note**

10.4      Particulars of Employment dated September 26, 2006 between Averox Dubai and Christopher Baker**

10.5      Particulars of Employment dated February 19, 2007 between Averox Pakistan and Maajid Maqbool**

10.6      Particulars of Employment dated December 6, 2005 between Averox Pakistan and Yasser Ahmad**

10.7      Employment Contract dated March 15, 2007 between Averox FZ-LLC and Graham Hill***

14.1      Code of Ethics*

21.1      Subsidiaries of Small Business Issuer*

31.1      Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2      Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1      Chief Executive Officer's and Chief Financial Officer's Certificate, pursuant to 18 U.S.C., Section
          1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

(1)       Filed as an exhibit to the Registrant's Form 10-SB filed on January 12, 2000 and incorporated herein by reference.

(2)       Filed as an exhibit to the Registrant's Form 8-K filed on November 7, 2006 and incorporated herein by reference.

*         Filed herewith.

**        Filed as an exhibit to the Registrant's Form 8-K filed on November 14, 2006 and incorporated herein by reference.

***       Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on May 2, 2007 and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

      The aggregate fees billed or expected to billed by Morgenstern, Svoboda & Baer, CPA, P.C. and Kyle L. Tingle, CPA, the registrant's former principal account, for professional services rendered for the audit of our annual financial statements for the fiscal year ended June 30, 2007 and December 31, 2005 (the registrant's former fiscal year-end) and for the reviews of the interim financial statements included in our Quarterly Reports on Form 10-QSB were approximately $54,690 and $2,000, respectively.

Audit-Related Fees

      No fees were billed by Morgenstern, Svoboda & Baer, CPA, P.C. or Kyle L. Tingle, CPA for audit-related services rendered for accounting consultations for the fiscal years ended June 301, 2007 and December 31, 2005 (the registrant's former fiscal year-end).

Tax Fees

      No fees were billed by Morgenstern, Svoboda & Baer, CPA, P.C. or Kyle L. Tingle, CPA for tax services rendered for the fiscal years ended June 30, 2007 and December 31, 2005 (the registrant's former fiscal year-end) (the registrant's former fiscal year-end).

All Other Fees

      Neither Morgenstern, Svoboda & Baer, CPA, P.C. nor Kyle L. Tingle, CPA rendered any other services, other than the services described above under "Audit Fees," "Audit-Related Fees" and "Tax Fees" for the fiscal year ended June 30, 2007 and December 31, 2005 (the registrant's former fiscal year-end).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           AVEROX INC.


Date: September 28, 2007                   By: /s/ Salman Mahmood
                                               ---------------------------------
                                               Salman Mahmood
                                               Chief Executive Officer


                                           By: /s/ Yasser Ahmad
                                               ---------------------------------
                                               Yasser Ahmad
                                               Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Salman Mahmood                 Chairman, Chief Executive Officer and President            September 28, 2007
--------------------------------   (principal executive officer)
Salman Mahmood


/s/ Yasser Ahmad                   Chief Financial Officer                                    September 28, 2007
--------------------------------   (principal financial and accounting officer)
Yasser Ahmad


/s/ Christopher Baker              Director                                                   September 28, 2007
--------------------------------
Christopher Baker


/s/ Graham Hill                    Director                                                   September 28, 2007
--------------------------------
Graham Hill


                          AVEROX, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2007

                          AVEROX, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2007

                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm                       1

Consolidated Balance Sheet                                                    2

Consolidated Statements of Operations                                         3

Consolidated Statements of Cash Flow                                          4

Consolidated Statements Stockholders' Equity                                  5

Notes to Consolidated Financial Statements                                    6

MORGENSTERN, SVOBODA & BAER, CPA's, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-MAIL: MBSCPAs@gmail.com

Board of Directors and Stockholders of
Averox Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Averox Inc. and Subsidiaries, Inc. (a Nevada corporation) as of June 30, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.


We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Averox Inc. and Subsidiaries, Inc. as of June 30, 2007, and the consolidated results of their operations and their consolidated cash flows for the year ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.


/s/ Morgenstern, Svoboda & Baer CPA's P.C.

Morgenstern, Svoboda & Baer CPA's P.C.
Certified Public Accountants

New York, New York
September 25, 2007

                          AVEROX INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2007

                                     ASSETS

Current Assets
          Cash and cash equivalents                            $        775,712
          Accounts receivable, net                                      607,901
          Other receivables                                              19,200
          Deferred tax asset                                             95,767
          Advances                                                       22,804
          Other current assets                                              929
          Prepaid expenses                                               38,999
                                                               ----------------
                  Total Current Assets                                1,561,312
                                                               ----------------

Property, Plant & Equipment, net                                        128,900
                                                               ----------------

                 Total Fixed Assets                                     128,900
                                                               ----------------

Other Assets
          Intangible asset                                                2,613
          Deposits                                                        8,240
                                                               ----------------

                  Total Other Assets                                     10,854
                                                               ----------------

Total Assets                                                   $      1,701,066
                                                               ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
          Accounts payable and accrued expenses                $        441,332
          Provision for income tax                                      133,425
          Dividends payable                                                 608
          Current portion of lease obligations                           38,136
                                                               ----------------
                  Total Current Liabilities                             613,502

Lease obligation                                                          7,918
                                                               ----------------
                  Total Liabilities                                     621,420
                                                               ----------------

Minority interest                                                        93,241
                                                               ----------------

Stockholder's Equity
          Common stock, $.004 par value, 25,000,000
          shares authorized, 10,000,000, issued
          and outstanding                                                40,000
          Additional paid in capital                                  2,583,779
          Subscription receivable                                    (1,396,521)
          Other comprehensive income                                    167,872
          Retained earnings                                            (408,725)
                                                               ----------------
          Total Stockholder's Equity                                    986,405
                                                               ----------------

Total Liabilities and Stockholder's Equity                     $      1,701,066
                                                               ================

   The accompanying notes are an integral part of these financial statements.

                          AVEROX INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

                                                                 2007                   2006
                                                              -----------            -----------
Net Revenue                                                   $ 3,611,687            $ 1,626,865

Cost of sales                                                   1,265,649                576,954
                                                              -----------            -----------

          Gross profit                                          2,346,038              1,049,911

Operating expenses
          Bad debt                                              2,023,336                636,983
          General and administrative expenses                     845,417                251,556
                                                              -----------            -----------
                   Total operating expenses                     2,868,753                888,539
                                                              -----------            -----------

Income (loss) from operations                                    (522,715)               161,372
                                                              -----------            -----------

Other (Income) Expense
          Interest income                                          (7,035)                (2,579)
          Other (income) expense                                       --                  5,329
          Interest expense                                         10,357                  9,051
          Currency exchange (gains) losses                            415                     --
          Gain on disposal of asset                                (2,785)                    --
                                                              -----------            -----------
          Total Other (Income) Expense                                951                 11,801
                                                              -----------            -----------

Income (loss) before income taxes and minority interest          (523,666)               149,571

Provision for income taxes                                        117,411                193,246
                                                              -----------            -----------

Net income (loss) before minority interest                       (641,077)               (43,675)

Net income (loss) attributable to minority interest                (1,220)                  (874)
                                                              -----------            -----------

Net income (loss)                                                (639,857)               (42,802)

Other Comprehensive income
               Foreign Currency Translation                       121,275                (25,176)
                                                              -----------            -----------

Comprehensive Income (Loss)                                   $  (518,582)           $   (67,978)
                                                              ===========            ===========

Basic & diluted net income per share                          $    (0.64)            $    (0.007)
                                                              ===========            ===========

Weighted average shares of share capital outstanding
  - basic & diluted                                            10,000,000              6,500,000
                                                              ===========            ===========

   The accompanying notes are an integral part of these financial statements.

                          AVEROX INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

                                                                                             2007               2006
                                                                                         -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
           Net loss                                                                      $  (639,857)       $   (42,802)

           Adjustments to reconcile net income to net cash
              provided by operating activities:
           Bad debts                                                                       2,023,336            636,983
           (Gain) loss on sales of fixed assets                                               (2,785)                --
           Depreciation                                                                       42,623             46,365
           Minority interest                                                                  (1,220)              (874)

           (Increase) / decrease in assets:
             Accounts receivable                                                          (2,411,688)          (581,409)
             Other receivables, deposits and prepaid expenses                                239,375            (85,361)

           Increase / (decrease) in liabilities:
             Accounts payable and accrued expenses                                           297,810            109,051
             Provision for income tax                                                        (64,599)           193,246
                                                                                         -----------        -----------

           Net cash provided by (used in) operations                                        (517,005)           275,200
                                                                                         -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
           Sale of property & equipment                                                       13,682                 --
           Acquisition of intangible assets                                                   (3,446)                --
           Acquisition of property & equipment                                               (19,909)            (4,040)
                                                                                         -----------        -----------

           Net cash provided by (used in) investing activities                                (9,673)            (4,040)
                                                                                         -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
           Receivable from related parties                                                        --           (203,360)
           Proceeds from subscription receivable                                           1,253,445                 --
           Issuance of shares                                                                 68,075                 --
           Dividend paid                                                                     (16,000)                --
           Payment on capital lease                                                          (50,809)           (44,051)
                                                                                         -----------        -----------

           Net cash provided by (used in) financing activities                             1,254,711           (247,411)
                                                                                         -----------        -----------

           Effect of exchange rate changes on cash and cash equivalents                       (3,151)              (455)
                                                                                         -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         724,883             23,295

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                                                  50,830             27,536
                                                                                         -----------        -----------

CASH AND CASH EQUIVALENTS, ENDING BALANCE                                                $   775,712        $    50,830
                                                                                         ===========        ===========

SUPPLEMENTAL DISCLOSURES:

           Cash paid during the three months for:

                Interest paid                                                            $    10,357        $     9,051
                                                                                         ===========        ===========

                Income tax paid                                                          $     7,998        $   133,987
                                                                                         ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                          AVEROX INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2007 AND 2006


                                                                 Capital Stock     Additional     Comprehensive
                                                     Shares         Amount      Paid in Capital      Income
                                                 -------------   -------------  ---------------   -------------
Balance June 30, 2005                               6,500,000    $    24,055    $                 $         --

Foreign currency translation loss                                         --               --           46,597

Net loss for the fiscal year ended June 30, 2006                          --               --               --

                                                 ------------    -----------   --------------     ------------

 Balance June 30, 2006                              6,500,000         24,055               --           46,597
                                                 -------------------------------------------------------------

Dividend declared

Change due to recapitalization                      3,120,000         14,425          (64,701)

Shares issued for subscription receivable             380,000          1,520        2,648,480

Foreign currency translation loss                                         --               --          121,275

Subscription receivable

Net loss for the fiscal year ended June 30, 2007                          --               --               --
                                                 ------------    -----------   --------------     ------------

 Balance June 30, 2007                             10,000,000    $    40,000   $    2,583,779     $    167,872
                                                 ============    ===========   ==============     ============

                                                                                          Total
                                                 Subscription   (Accumulated deficit)  Stockholders'
                                                  Receivable      Retained Earnings       Equity
                                                 ------------   ---------------------  -------------
Balance June 30, 2005                            $          --     $    3,280,092      $   3,304,147

Foreign currency translation loss                           --                 --             46,597

Net loss for the fiscal year ended June 30, 2006            --            (42,802)           (42,802)

                                                 -------------    ---------------      -------------

Balance June 30, 2006                                       --          3,237,291          3,307,943
                                                 -------------    ---------------      -------------

Dividend declared                                                      (3,022,833)        (3,022,833)

Change due to recapitalization                                             16,674

Shares issued for subscription receivable           (2,650,000)                                   --

Foreign currency translation loss                           --                 --            121,275

Subscription receivable                              1,253,479                             1,253,479

Net loss for the fiscal year ended June 30, 2007            --           (639,857)          (639,857)
                                                 -------------    ---------------      -------------

 Balance June 30, 2007                           $  (1,396,521)   $      (408,725)     $     986,405
                                                 =============    ===============      =============

                          AVEROX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

      Our information technology, or IT, professionals develop and promote software which delivers industry standard-specific solutions. The solutions developed by our IT professionals address needs in a wide spectrum of areas such as e-commerce, enterprise resource planning, IT strategy and consulting, project management and web-based applications such as content management systems, and Internet and intranet applications

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Pakistan Rupee
      (PKR); however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

      Exchange Gain (Loss)

      During the fiscal years ended June 30, 2007 and 2006, the transactions of Averox Pakistan were denominated in foreign currency and were recorded in Pakistan Rupee (PKR) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

      Translation Adjustment

      As of June 30, 2007 and 2006, the accounts of Averox Pakistan were maintained, and its financial statements were expressed, in Pakistan Rupee
      (PKR). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the PKR as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders' equity (deficit) is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity (deficit).

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectibility of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

      Principles of Consolidation

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

      Software Development Costs

      Software development costs required to be capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," have not been material to date. Software development costs for internal use required to be capitalized pursuant to Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," have also not been material to date. The Company did not incur any software development costs during the year ended June 30, 2007 and 2006.

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

      Allowance for Doubtful Accounts

      The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $348,909 as of June 30, 2007.

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

           Equipment                                       3 -5 years
           Furniture & Fixtures                            5 - 10 years
           Motor Vehicles                                  5 years

      As of June 30, 2007 property, plant and equipment consisted of the following:

                                                       6/30/2007
                                                       ---------
            Furniture & Fixtures                       $  38,767
            Office equipment                              78,996
            Motor vehicles                               112,157
                                                       ---------
                                                         229,920

            Accumulated depreciation                    (101,020)
                                                       ---------

            Total                                      $ 128,900
                                                       =========

      Depreciation expense was $42,623 and $46,365 for the years ended June 30, 2007 and 2006.

      Capital Leases
      Included in Property, Plant and Equipment, as of June 30, 2007, are $137,759 of assets that were purchased on capital lease arrangements.

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

      As of June 30, 2007 Intangible Assets consist of the following:

                Software                        $    2,613
                                                ----------
                                                     2,613

                Accumulated amortization                --
                                                $    2,613
                                                ==========

      Segment Reporting

      Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment as of June 30, 2007.

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

      In March 2006 FASB issued SFAS 156 'Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

                  1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
                  2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
                  3. Permits an entity to choose 'Amortization method' or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities:
                  4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.
                  5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

      This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

      In September 2006, FASB issued SFAS 157 'Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company's management is currently evaluating the effect of this pronouncement on financial statements.

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

      In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

      The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

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

Note D - PREPAID EXPENSES

      As of June 30, 2007, prepaid expenses comprised of the following:

                                                        June 30, 2007
                                                        -------------
                Prepaid expenses to suppliers                  $6,299
                Prepaid rent                                   32,700

                                                        -------------
                Total                                         $38,999
                                                        =============

Note E - ADVANCES

      As of June 30, 2007, advances comprised of the following:

                                                        June 30, 2007
                                                        -------------
                Advances to employees                        $22,304
                Misc. advances                                   500

                                                        ------------
                Total                                        $22,804
                                                        ============

Note F - ACCOUNTS PAYABLE & ACCRUED EXPENSES

      As of June 30, 2007, accounts payable & accrued expenses comprised of the following:

      Accounts payable and accrued expenses    $414,166
      Employee benefits                          19,980
      Sales tax                                   7,186
                                               --------
      Total                                    $441,332
                                               ========

Note G - INCOME TAXES

      Pearl Pakistan is governed by the Income Tax Laws of the Pakistan. Pursuant to the Central Board of Revenue Government of Pakistan, Pearl Pakistan is subject to a tax rate of 39%.

      The following is a reconciliation of income tax expense:

      6/30/2006
      ---------
      Current                                   213,087
      Deferred                                  (95,676)
                                              ---------
      Total                                   $ 117,411
                                              =========

      6/30/2006
      ---------
      Current                                 $  23,251
      Deferred                                  169,995
                                              ---------
      Total                                   $ 193,246
                                              =========

      Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Note H - DIVIDEND PAYABLE

      Averox Dubai allocated a part of its retained earnings as dividend payable to its shareholder, Salman Mahmood, as approved per the shareholder's meeting. The dividend payable amounted to approximately $3,022,833. This dividend was approved by the Shareholders before the acquisition of Averox Pakistan and its parent company by the public entity. As of June 30, 2007, dividend payable amount to $608.

Note I- LIABILITIES UNDER FINANCE LEASE

      The Company leases certain machinery and equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as property, plant & equipment. As of June 30, 2007, the Company had borrowings outstanding in the aggregate amount of $46,054, related to capital lease obligations. The rate of interest used ranges from 8% to 18.72% per annum. The amounts of minimum lease payments and periods during which they become due are as follows

                                                            June 30,
                                                            --------
                                                    2008    $ 46,633
                                                    2009      17,169
                                                            --------
      Total minimum lease payment                             63,802
      Less amount representing interest                      (17,748)
                                                            --------
      Present value of minimum lease payments                 46,054
      Less current maturity of capital lease obligations     (38,136)
                                                            --------
      Long term capital lease obligations                   $  7,918
                                                            ========

Note J - CONTINGENCIES

      The Company has filed a suit in the Court of Civil Judge, First Class, Islamabad against M/s Aircom MEA FZ LLC for declaration, temporary and permanent prohibitory and mandatory injunction, rendition of accounts, and recovery of money/damages worth $6,089,000. The management of the Company is of the opinion that the Company stands good chances of recovering some of the claimed amounts and a favorable outcome is expected in due course of time. No amount has been recorded on the books as of June 30, 2007.

      The Company has also filed a suit in the Court of Civil Judge, First Class, Islamabad against M/s ATIS Systems GmbH for declaration, temporary and permanent prohibitory and mandatory injunction, rendition of accounts, and recovery of money/damages worth $11,300,000, Euros $644,179 and Pak Rupees $300,750,000. The management of the Company is of the opinion that the Company stands relatively remote chance of getting a favorable decree on this case. However, ATIS has already admitted a sum of Euros $10,859 and it is quite likely that the said sum shall be eventually paid to the Company. No amount has been recorded on books as of June 30, 2007.

Note K - OTHER COMPREHENSIVE INCOME

      Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at June 30, 2007 is as follows:

                                               Accumulated Other
                                               Comprehensive loss
                                               ------------------
      Balance at June 30, 2006                 $           46,597
      Change for the fiscal year ended 2007               121,275
                                               ------------------
      Balance at June 30, 2007                 $          167,872
                                               ==================

Note L- COMMITTMENTS

      The Company leases various office facilities under operating leases that terminate on various dates. Rental expense for this lease consisted of $85,603 for the year ended June 30, 2007. The Company has future minimum lease obligations as follows:

      2008                 $ 78,422
      2009                   86,577
      2010                   94,892
                           --------
      Total                $259,891
                           ========

Note M - MAJOR CUSTOMERS AND VENDORS

      For the year ended June 30, 2007 we had three customers which accounted for approximately 85% of our sales. There was approximately $356,850 in receivable from these customers as of June 30, 2007. For the year ended June 30, 2007 we had three vendors which accounted for approximately 52 % of our purchases. As of June 30, 2007, there are no amounts payable to these vendors.

Note N - CURRENT VULNERABILITY DUE TO RISK FACTORS

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

Note O - SUBSCRIPTION RECEIVABLE

      On November 13, 2006, Averox entered into the Stock Purchase Agreement pursuant to which HALO Investments Ltd. (the"Investor") purchased an aggregate of 380,000 shares of common stock (the "Share Sale") for aggregate gross proceeds of $2,650,000, of which $150,000 was to be paid on November 13, 2006 and the balance is to be paid in installments and is evidenced by two notes, one interest bearing and one non-interest bearing note. The interest bearing note in the aggregate principal amount of $1,850,000, bears interest at the rate of prime plus 2.5%, has a maturity of November 13, 2007 days and principal installments are payable as follows: $250,000 together with interest is payable on January 13, 2007; $250,000 together with interest is payable on March 13, 2007; $350,000 together with interest is payable on May 13, 2007; $500,000 together with interest is payable on July 13, 2007; and the $500,000 balance together with interest is payable on November 12, 2007. The non-interest bearing note in the aggregate principal amount of $650,000 is payable over 24 months at Averox's request provided certain conditions are met. Pursuant to the Stock Purchase Agreement, Averox has granted the Investor a right of first refusal on financings Averox may do in the future. As of June 30, 2007, $1,396,521 is still outstanding.