Form 10KSB/A
period 2007-06-30
AVEROX INC.
filed 2007-10-09
CIK 1096656

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

      Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. |_|

      Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act. Yes |_| No |X|

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

                        2007 FORM 10-KSB/A ANNUAL REPORT

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

                                EXPLANATORY NOTE

This Form 10-KSB/A is being filed to include the following exhibit which was inadvertently omitted from the registrant's Form 10-KSB filed on September 28, 2007:

Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This Amendment does not revise or update or in any way alter any other information or disclosures contained in such Annual Report.

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

                                          AVEROX INC.


Dated: October 9, 2007                    By: /s/ Salman Mahmood
                                              ----------------------------------
                                              Salman Mahmood
                                              Chief Executive Officer


                                          By: /s/ Yasser Ahmad
                                              ----------------------------------
                                              Yasser Ahmad
                                              Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Salman Mahmood                 Chairman, Chief Executive Officer and President            October 9, 2007
--------------------------------   (principal executive officer)
Salman Mahmood


/s/ Yasser Ahmad                   Chief Financial Officer                                    October 9, 2007
--------------------------------   (principal financial and accounting officer)
Yasser Ahmad


/s/ Christopher Baker              Director                                                   October 9, 2007
--------------------------------
Christopher Baker


/s/ Graham Hill                    Director                                                   October 9, 2007
--------------------------------
Graham Hill


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