Form 10QSB
period 2007-09-30
AVEROX INC.
filed 2007-11-14
CIK 1096656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

             |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

                                       OR

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from ______ to _______

                        COMMISSION FILE NUMBER 000-28867

                                   AVEROX INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Nevada                                      88-0407936
  -------------------------------              ---------------------------------
  (State or other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)

    Suite 1108, Thuraya 2 Dubai Internet City, P.O. Box 502492, Dubai, U.A.E.
    -------------------------------------------------------------------------
                    (Address of principal executive offices)

                                +971(0)4 375 7602
                                -----------------
                           (Issuer's telephone number)

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

As of November 13, 2007, there were 10,000,000 shares of Common Stock, $.004 par value, outstanding.

Transitional Small Business Disclosure Form (check one): Yes |_| No |X|

                          AVEROX INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            PAGE

PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements

                Unaudited Consolidated Balance Sheet at September 30, 2007   F-3

                Unaudited Consolidated Statements of Operations
                for the three months ended September 30, 2007 and 2006       F-4

                Unaudited Consolidated Statements of Cash Flows
                for the three months ended September 30, 2007                F-5

                Notes to Unaudited Consolidated Financial Statements         F-6

   Item 2.   Management's Discussion and Analysis or Plan of Operation........ 3

   Item 3.   Controls and Procedures..........................................13

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings................................................15

   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds......15

   Item 3.   Defaults Upon Senior Securities..................................15

   Item 4.   Submission of Matters to a Vote of Security Holders..............15

   Item 5.   Other Information................................................15

   Item 6.   Exhibits.........................................................16

   Signatures.................................................................17

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

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          AVEROX, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 2007

                          AVEROX, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2007

                                TABLE OF CONTENTS

Unaudited Condensed Consolidated Balance Sheet                               F-3

Unaudited Condensed Consolidated Statements of Operations                    F-4

Unaudited Condensed Consolidated Statements of Cash Flow                     F-5

Notes to Unaudited Condensed Consolidated Financial Statements               F-6

                          AVEROX INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2007

                                     ASSETS

Current Assets
          Cash and cash equivalents                                 $   519,393
          Accounts receivable, net                                      408,825
          Other receivables                                              65,633
          Deferred tax asset                                             97,282
          Advances                                                       42,112
          Other current assets                                              927
          Prepaid expenses                                               32,360
                                                                    -----------
                 Total Current Assets                                 1,166,532
                                                                    -----------

Property, Plant & Equipment, net                                        145,167
                                                                    -----------

                 Total Fixed Assets                                     145,167
                                                                    -----------

Other Assets
          Intangible asset                                                3,469
          Deposits                                                        8,174
                                                                    -----------

                 Total Other Assets                                      11,643
                                                                    -----------

Total Assets                                                        $ 1,323,342
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
          Accounts payable and accrued expenses                     $   280,037
          Provision for income tax                                      133,021
          Dividends payable                                                 609
          Current portion of lease obligations                           35,929
                                                                    -----------
                 Total Current Liabilities                              449,598

Lease obligation                                                             --
                                                                    -----------
                 Total Liabilities                                      449,598
                                                                    -----------

Minority interest                                                        88,818
                                                                    -----------

Stockholder's Equity
          Common stock, $.004 par value, 25,000,000
          shares authorized, 10,000,000, issued and outstanding          40,000
          Additional paid in capital                                  2,583,779
          Subscription receivable                                    (1,013,313)
          Other comprehensive income                                     93,869
          Retained earnings                                            (919,407)
                                                                    -----------
          Total Stockholder's Equity                                    784,927
                                                                    -----------

Total Liabilities and Stockholder's Equity                          $ 1,323,342
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                          AVEROX INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

                                                               2007             2006
                                                           ------------     ------------
Net Revenue                                                $    134,152     $  2,210,775

Cost of sales                                                   217,427          425,957
                                                           ------------     ------------

         Gross profit                                           (83,274)       1,784,819

Operating expenses
         General and administrative expenses                    434,671           55,130
                                                           ------------     ------------

Income (loss) from operations                                  (517,947)       1,729,688
                                                           ------------     ------------

Other (Income) Expense
         Interest income                                         (2,771)             (57)
         Other (income) expense                                      --               --
         Interest expense                                         1,596            3,659
         Currency exchange (gains) losses                           151              360
         Gain on disposal of asset                                   --           (1,030)
                                                           ------------     ------------
         Total Other (Income) Expense                            (1,025)           2,932
                                                           ------------     ------------

Income (loss) before income taxes and minority interest        (516,922)       1,726,756

Provision for income taxes                                       (1,816)         591,838
                                                           ------------     ------------

Net income (loss) before minority interest                     (515,106)       1,134,918

Net income (loss) attributable to minority interest              (4,423)          22,698
                                                           ------------     ------------

Net income (loss)                                              (510,682)       1,112,220

Other Comprehensive income
         Foreign Currency Translation                            47,272           60,461
                                                           ------------     ------------

Comprehensive Income (Loss)                                $   (463,411)    $  1,172,681
                                                           ============     ============

Basic & diluted net income per share                       $     (0.051)    $      0.140
                                                           ============     ============

Weighted average shares of share capital outstanding
  - basic & diluted                                          10,000,000        7,940,000
                                                           ============     ============

   The accompanying notes are an integral part of these financial statements.

                          AVEROX INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

                                                                            2007            2006
                                                                        -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                       $  (510,682)    $ 1,112,220
         Adjustments to reconcile net income to net cash
            provided by operating activities:
         Bad debts                                                               --              --
         (Gain) loss on sales of fixed assets                                    --          (1,030)
         Depreciation                                                        11,804          10,712
         Minority interest                                                   (4,423)         22,698
         (Increase) / decrease in assets:
            Accounts receivable                                             154,172      (1,584,886)
            Other receivables, deposits and prepaid expenses               (115,712)       (170,636)
         Increase / (decrease) in liabilities:
            Accounts payable and accrued expenses                          (160,998)         26,226
            Provision for income tax                                             --         591,838
                                                                        -----------     -----------

         Net cash provided by (used in) operations                         (625,840)          7,142
                                                                        -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Sale of property & equipment                                            25          11,634
         Cash acquired in acquisition                                            --              --
         Acquisition of intangible assets                                        --              --
         Acquisition of property & equipment                                (29,445)             --
                                                                        -----------     -----------

         Net cash provided by (used in) investing activities                (29,420)         11,634
                                                                        -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Receivable from related parties                                         --         163,097
         Proceeds from subscription receivable                              383,208              --
         Issuance of shares                                                      --              --
         Dividend paid                                                           --              --
         Payment on capital lease                                           (10,046)        (21,768)
                                                                        -----------     -----------

         Net cash provided by (used in) financing activities                373,162         141,329
                                                                        -----------     -----------

         Effect of exchange rate changes on cash and cash equivalents        25,779             513
                                                                        -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (256,318)        160,619

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                                775,712          50,830
                                                                        -----------     -----------

CASH AND CASH EQUIVALENTS, ENDING BALANCE                               $   519,393     $   211,448
                                                                        ===========     ===========

SUPPLEMENTAL DISCLOSURES:

         Cash paid during the three months for:

              Interest paid                                             $     1,596     $     3,659
                                                                        ===========     ===========

              Income tax paid                                           $        --     $        --
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

      On August 31, 2006, Averox Pakistan's shareholder transferred 98 ordinary shares of Averox Pakistan to Averox Dubai. These shares represented ninety eight percent (98%) of the issued and outstanding shares on that date. Averox Pakistan became a majority owned subsidiary of Averox Dubai.

      Pursuant to the Exchange Agreement, Averox issued 6,500,000 shares of its common stock, or 65% of the issued and outstanding capital stock of Averox after the consummation of the Exchange Agreement and the transactions contemplated thereby. As a result of the Exchange Agreement, Averox Dubai became a wholly-owned subsidiary of Averox.

      The Company, through its acquisition of Averox Dubai and Averox Pakistan, is no longer considered a development stage company.

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

      Unaudited Interim Financial Information

      The accompanying unaudited consolidated financial statements have been prepared by Averox pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles ("GAAP") for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB. The results of the three months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending June 30, 2008.

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

      Software Development Costs

      Software development costs required to be capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," have not been material to date. Software development costs for internal use required to be capitalized pursuant to Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," have also not been material to date. The Company did not incur any software development costs during the three months ended September 30, 2007.

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

      Use of Estimates

      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Exchange Gain (Loss)

      During the three month period ended September 30, 2007, the transactions of Averox Pakistan were denominated in foreign currency and were recorded in Pakistan Rupee (PKR) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

      Translation Adjustment

      As of September 30, 2007, the accounts of Averox Pakistan were maintained, and its financial statements were expressed, in PKR. Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards No. 52, "Foreign Currency Translation," with the PKR as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders' equity (deficit) is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income," as a component of shareholders' equity (deficit).

      Allowance for Doubtful Accounts

      The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $359,594 as of September 30, 2007.

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

          Equipment                             3 - 5 years
          Furniture & Fixtures                  5 - 10 years
          Motor Vehicles                        5 years

      As of September 30, 2007 property, plant and equipment consisted of the following:

                                                9/30/2007
                                                ---------
              Furniture & Fixtures              $  39,133
              Office equipment                    106,663
              Motor vehicles                      111,818
                                                ---------
                                                  257,614

              Accumulated depreciation           (112,447)
                                                ---------
              Total                             $ 145,167
                                                =========

      Capital Leases

      Included in Property, Plant and Equipment, as of September 30, 2007, are $137,343 worth of assets that were purchased on capital lease arrangements.

      Basic and Diluted Earnings Per Share

      Earnings per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." SFAS No. 128 superseded Accounting Principles Board Opinion No. 15 ("APB 15"). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

      Goodwill and Intangible Assets

      Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company's acquisitions of interests in its subsidiaries. Under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company assesses goodwill for impairment periodically in accordance with SFAS 142.

      As of September 30, 2007, Intangible Assets consist of the softwares for $3,469.

      Segment Reporting

      Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information," requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment as of September 30, 2007.

      Recent accounting pronouncements

      In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

      In March 2006, FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets." This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. This
      Statement:

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

      In September 2006, FASB issued SFAS No. 157 "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company's management is currently evaluating the effect of this pronouncement on financial statements.

      In September 2006, FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans"--an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

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

      In February 2007, FASB issued FASB Statement No. 159 ("FAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

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

Note D - PREPAID EXPENSES

      As of September 30, 2007, prepaid expenses comprised of the following:

                                        9/30/2007
                                        ---------
          Advance tax                   $  14,950
          Other                            17,410
                                        ---------
          Total                         $  32,360
                                        =========

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

      Provision for Pakistan Income and local taxes           $ (1,816)
                                                              ========
      U.S Statutory rates                                           34%
      Foreign income not recognized in USA                         (34%)
      Pakistan income tax                                           35%

      The primary temporary differences which gave rise to the net deferred tax asset at September 30, 2007, respectively are as follows:

      Deferred tax asset
      Current - Allowance for doubtful accounts               $ 97,282
                                                              ========

Note F- LIABILITIES UNDER FINANCE LEASE

      The Company leases certain machinery and equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as property, plant & equipment. As of September 30, 2007, the Company had borrowings outstanding in the aggregate amount of $35,929, related to capital lease obligations. The rate of interest used ranges from 8% to 18.72% per annum. The amounts of minimum lease payments and periods during which they become due are as follows:

                                                        September 30, 2008
                                                        ------------------
                                                             $ 38,792
                                                             --------
      Total minimum lease payment                              38,792
      Less amount representing interest                       ( 2,863)
                                                             --------
      Present value of minimum lease payments                  35,929
      Less current maturity of capital lease obligations      (35,929)
                                                             --------
      Long term capital lease obligations                    $      0
                                                             ========

Note G - CONTINGENCIES

      The Company has filed a suit in the Court of Civil Judge, First Class, Islamabad against M/s Aircom MEA FZ LLC for declaration, temporary and permanent prohibitory and mandatory injunction, rendition of accounts, and recovery of money/damages worth $6,089,000. The management of the Company is of the opinion that the Company stands good chances of recovering some of the claimed amounts and a favorable outcome is expected in due course of time. No amount has been recorded on the books as of September 30, 2007.

      The Company has also filed a suit in the Court of Civil Judge, First Class, Islamabad against M/s ATIS Systems GmbH for declaration, temporary and permanent prohibitory and mandatory injunction, rendition of accounts, and recovery of money/damages worth USD $11,300,00, Euros $644,179 and Pakistan Rupees $300,750,000. The management of the Company is of the opinion that the Company stands relatively remote chance of getting a favorable decree on this case. However, ATIS has already admitted a sum of Euros $10,859 and it is quite likely that the said sum shall be eventually paid to the Company. No amount has been recorded on books as of September 30, 2007.

Note H - OTHER COMPREHENSIVE INCOME

      Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at September 30, 2007 is as follows:

                                                Accumulated Other
                                                Comprehensive loss
                                                ------------------
      Balance at June 30, 2007                  $          167,872
      Change for the three months                          (74,003)
                                                ------------------
      Balance at September 30, 2007             $           93,869
                                                ==================

Note I - COMMITTMENTS

      The Company leases various office facilities under operating leases that terminate on various dates. Rental expense for this lease consisted of $54,537 for the three months ended September 30, 2007. The Company has future minimum lease obligations as follows:

                    2008              $ 79,758
                                      --------
                    2009                87,733
                                      --------
                    2010                71,820
                                      --------
                    Total             $239,311
                                      ========

Note J - MAJOR CUSTOMERS AND VENDORS

      For the three months ended September 30, 2007 we had three customers which accounted for approximately 100% of our sales. There was approximately $98,516 in receivable from these customers as of September 30, 2007. For the three months ended September 30, 2007 we had seven vendors which accounted for approximately 98% of our purchases. As of September 30, 2007, there was approximately $61,667 in payable to these vendors.

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

Note L - SUBSCRIPTION RECEIVABLE

      On November 13, 2006, Averox entered into the Stock Purchase Agreement pursuant to which HALO Investments Ltd. (the "Investor") purchased an aggregate of 380,000 shares of common stock (the "Share Sale") for aggregate gross proceeds of $2,650,000, of which $150,000 was to be paid on November 13, 2006 and the balance is to be paid in installments and is evidenced by two notes, one interest bearing and one non-interest bearing note. The interest bearing note in the aggregate principal amount of $1,850,000, bears interest at the rate of prime plus 2.5%, has a maturity of November 13, 2007 days and principal installments are payable as follows: $250,000 together with interest is payable on January 13, 2007; $250,000 together with interest is payable on March 13, 2007; $350,000 together with interest is payable on May 13, 2007; $500,000 together with interest is payable on July 13, 2007; and the $500,000 balance together with interest is payable on November 12, 2007. The non-interest bearing note in the aggregate principal amount of $650,000 is payable over 24 months at Averox's request provided certain conditions are met. Pursuant to the Stock Purchase Agreement, Averox has granted the Investor a right of first refusal on financings Averox may do in the future. As of September 30, 2007, $1,013,313 is still outstanding.

Note L - SUBSEQUENT EVENTS

      On October 25, 2007, the Company and HALO Investments Ltd. (the"Investor") amended and restated the promisorry note for $1,850,000. The new payment plan requires that the sum of $65,000 together with interest shall be paid on or before the first day of each month beginning with the month of November, 2007 up to and including the month of August, 2008 and the remaining principal balance of this note with interest shall be paid on or before September 1, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following presentation of management's discussion and plan of operation for Averox Inc. has been prepared by its internal management and should be read in conjunction with the audited financial statements of its recently acquired subsidiaries, Averox FZ-LLC (formerly Pearl Consulting FZ-LLC), a free zone limited liability company organized under the laws of Dubai, UAE ("Averox Dubai"), and Averox (Private) Limited (formerly Pearl Consulting (Private) Limited), a private limited company organized under the laws of Pakistan ("Averox Pakistan"), for the years ended June 30, 2007 and 2006, including the notes thereto and the unaudited financial statements for the three months ended September 30, 2007 and 2006, including the notes thereto included elsewhere in this report. Some of the statements below discuss "forward-looking" information. Those statements include statements regarding the intent, belief or current expectations of Averox and its management team. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These risks and uncertainties include but are not limited to, those risks and uncertainties discussed under the heading "Risk Factors" in this report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Results of Operations

Results of Operations for the Three Months ended September 30, 2007 and 2006

      The following table presents the statement of operations for the three months ended September 30, 2007 as compared to the comparable period of the three months ended September 30, 2006. The discussion following the table is based on these results. Certain columns may not add due to rounding.

                                                   2007            2006
                                              ------------   -------------

      Revenue, net                             $   134,152     $ 2,210,775
      Cost of sales                                217,427         425,957
                                              ------------   -------------
           Gross profit                            (83,275)      1,784,818
                                              ------------   -------------

      General and administrative expenses          434,671          55,130
                                              ------------   -------------

      Income (loss) from operations               (517,946)      1,729,688

      Other (Income) Expense
           Interest income                          (2,771)            (57)
           Other expenses                                0              --
           Interest expense                          1,596           3,659
           Currency exchange(gains) losses             151             360
           (Gain) loss on disposal of asset             --          (1,030)
                                              ------------   -------------

           Total Other (Income) Expense             (1,024)          2,932
                                              ------------   -------------

           Income before income taxes             (516,922)      1,726,756

      Provision for income taxes                    (1,816)        591,838
                                              ------------   -------------
      Net income (loss) before
        minority interest                         (515,106)      1,134,918

      Net income (loss) attributable to
        minority interest                           (4,423)         22,698

      Net income (loss)                       $   (510,683)  $   1,112,220
                                              ============   =============

Net sales

      Net revenue for the three months ended September 30, 2007 totaled $134,152 compared to $2,210,775 for the three months ended September 30, 2006, a decrease of $2,076,623 or approximately 93.4%. The decrease in revenue was due decrease in demand from one client that generated approximately $1.9 million during the 3 months ended September 30, 2006.

Cost of Sales

      Cost of sales for the three months ended September 30, 2007 totaled $217,427, or approximately 162.1%, of net revenue compared to $425,957, or approximately 19.3%, of net revenue for the three months ended September 30, 2006, a decrease of $208,530 or approximately 49%. The decrease in dollars was due to decrease in sales during the three months ended September 30, 2007. The percentage cost of sales increased due to the fact that some costs are fixed and cannot be altered as a result of decreases in revenue.

Operating Expense

      General and administrative expenses for the three months ended September 30, 2007 totaled $434,671, or approximately 324%, of net revenue compared to $55,130, or approximately 2.5%, of net revenue for the three months ended September 30, 2006, an increase of $379,541, or approximately 688%. The increase was primarily due to increased legal and accounting fees related to being a public company, the expansion of our offices and an increase in marketing expenditures as a result of marketing campaigns conducted locally and internationally.

Income (loss) from Operations

      Income (loss) from operations for the three months ended September 30, 2007 totaled $(517,946), or approximately 386%, of net revenue compared to $1,729,688, or approximately 78%, for the three months ended September 30, 2006, a decrease of $2,247,634 or approximately 130%. The increase in loss from operations was primarily due to decreased in sales and increased costs associated with being a public company and the hiring of additional employees to expand our infrastructure based on our future sales forecasts.

Interest Expense

      Interest expense for the three months ended September 30, 2007 totaled $1,596 compared to $3,659 for the three months ended September 30, 2006, a decrease of $2,063 or approximately 56.4%. The increase in interest expense is related to the increase in equipment we have on capital lease since September 30, 2006.

Net Income

      Net income (loss) for the three months ended September 30, 2007 totaled $(510,682) compared to $1,112,220 for the three months ended September 30, 2006, a decrease of $1,622,902 or approximately 146%. The decrease in net loss was primarily due reasons stated above.

Liquidity and Capital Resources

      Our primary source of liquidity as of September 30, 2007 is our cash on hand and accounts receivable. Net cash used in operations for the three months ended September 30, 2007 was $(625,840), as compared to net cash provided by operations of $7,142 during the same period in 2006. Our cash and cash equivalents were $519,393 and $211,448 as of September 30, 2007 and 2006, respectively. Our current assets totaled $1,166,532 on September 30, 2007. Our current liabilities were $449,598 on September 30, 2007. Working capital was $716,934 as of September 30, 2007.

      Net cash provided by (used in) investing activities totaled $(29,420) for the three months ended September 30, 2007, compared with $11,634 for the three months ended September 30, 2006. The net cash change was $(256,318) and $160,619 for the three months ended September 30, 2007 and 2006, respectively.

      On November 13, 2006, the Company entered into the Stock Purchase Agreement pursuant to which the investor purchased 380,000 shares of common stock for $2,650,000, of which $150,000 was to be paid on November 13, 2006 and the balance is to be paid in installments. On October 25, 2007, the promissory note evidencing the obligation to pay the balance was amended to lengthen the period over which the balance is to be paid. As of September 30, 2007, $1,013,313 was still outstanding.

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

      The uncertainty associated with rapidly changing telecommunications technologies may also negatively impact the rate of deployment of telecommunications networks and the demand for our services. Telecommunications service providers face significant challenges in assessing consumer demand and in accepting of rapidly changing enhanced telecommunications capabilities. If telecommunications service providers perceive that the rate of acceptance of next generation telecommunications products will grow more slowly than previously expected, they may, as a result, slow their development of next generation technologies. Moreover, increasing price competition for subscribers could adversely affect the profitability of carriers and limit their resources for network deployment. Any significant sustained slowdown will further reduce the demand for our services and adversely affect our financial results.

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

Potential future business acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results

      We continually evaluate opportunities to acquire new businesses as part of our ongoing strategy. If we successfully complete an acquisition, we will have to integrate it into our operations. Integration may require significant management time and financial resources. Our failure to properly integrate the businesses that we acquire and to manage future acquisitions successfully could seriously harm our operating results. In addition, acquired companies may not perform as well as we expect, and we may fail to realize anticipated benefits. In connection with an acquisition, we may issue shares of stock that would dilute our current stockholders' ownership and incur debt and other costs in connection with future acquisitions which may cause our quarterly operating results to vary significantly.

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

Some of our engagements with customers are singular in nature and do not necessarily provide for subsequent engagements

      Some of our customers retain us on a short-term, engagement-by-engagement basis in connection with specific projects, rather than on a recurring basis under long-term contracts. Although a substantial majority of our revenues are generated from repeat business, which we define as revenue from a client who also contributed to our revenue during the prior fiscal year, our engagements with our clients are typically for projects that are singular in nature. Therefore our revenues may fluctuate significantly from year to year. As a result, we must seek out new engagements when our current engagements are successfully completed or are terminated, and we are constantly seeking to expand our business with existing clients and secure new clients for our services. In addition, in order to continue expanding our business, we may need to significantly expand our sales and marketing group, which would increase our expenses and may not necessarily result in a substantial increase in business. If we are unable to generate a substantial number of new engagements for projects on a continual basis, our business and results of operations would likely be adversely affected.

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

International uncertainties could harm our profitability

      We currently have international operations and we expect these operations to grow in other parts of Asia, the Middle East and Eastern Europe. For each of the year ended June 30, 2007 and the three months ended September 30, 2007, international operations, accounted for approximately 10% of our total revenues. Our international business operations are subject to a number of material risks, including, but not limited to:

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

Risks of owning our shares

There has been a limited market for our Common Stock and, therefore, it may be difficult for our shares to be sold at attractive prices, if at all

      Our shares only recently began to trade on a limited basis and there is no coverage of our company by analysts or market makers. This may or may not affect the future performance of our shares. There can be no assurance that an active trading market for our shares will develop or that, if developed, will be sustained. In addition, the stock market in general has experienced extreme volatility that often has been unrelated to the operating performance of any company. These broad market and industry fluctuations may result in the decline of the price of our shares, regardless of our operating performance.

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

Future sales of our shares in the public market could negatively affect our stock price

      If our stockholders sell substantial amounts of our common stock, the market price of our common stock could fall. As of November 13, 2007, we had 10,000,000 shares of common stock outstanding. Although 6,880,000 of our shares constitute restricted securities under the Securities Act, after November 13, 2007, the shares may be sold into the marketplace under Rule 144. The possible sale of a significant number of these shares may cause the market price of our shares to fall.

ITEM 3. CONTROLS AND PROCEDURES.

      As of November 13, 2007, our management has carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to our (including our consolidated subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

      There have not been any significant changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during our fiscal first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS

Exhibits:

10.1+       Form of Amended and Restated $1,850 000 Promissory Note

31.1+ Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+ Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+ Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+ Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        AVEROX INC.
                                                        (Registrant)


Date: November 13, 2007                                 /s/ Salman Mahmood
      ------------------                                -----------------------
                                                        Salman Mahmood
                                                        Chief Executive Officer


Date: November 13, 2007                                 /s/ Yasser Ahmad
      ------------------                                -----------------------
                                                        Yasser Ahmad
                                                        Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
   10.1           Form of Amended and Restated $1,850 000 Promissory Note.
   31.1           Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.
   31.2           Certification of Chief Financial Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.
   32.1           Certification of Chief Executive Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002.
   32.2           Certification of Chief Financial Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002.