Form 10QSB
period 2007-12-31
AVEROX INC.
filed 2008-02-14
CIK 1096656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2007

                                       OR

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                For the transition period from ______ to _______

                        COMMISSION FILE NUMBER 000-28867

                                   AVEROX INC.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                       88-0407936
--------------------------------------         --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

    Suite 1108, Thuraya 2 Dubai Internet City, P.O. Box 502492, Dubai, U.A.E.
                    (Address of principal executive offices)

                                +971(0)4 375 7602
                       -----------------------------------
                           (Issuer's telephone number)

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

As of January 23, 2008, there were 10,000,000 shares of Common Stock, $.004 par value, outstanding.

Transitional Small Business Disclosure Form (check one): Yes |_| No |X|

                          AVEROX INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                        PAGE
PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements.....................................................    3

                  Unaudited Consolidated Balance Sheet at December 31, 2007

                  Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2007 and 2006

                  Unaudited Consolidated Statements of Cash Flows for the three and six months ended December 31, 2007

                  Notes to Unaudited Consolidated Financial Statements

   Item 2.  Management's Discussion and Analysis or Plan of Operation.................   16

   Item 3.  Controls and Procedures...................................................   29


PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings.........................................................   30

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...............   30

   Item 3.  Defaults Upon Senior Securities...........................................   30

   Item 4.  Submission of Matters to a Vote of Security Holders.......................   30

   Item 5.  Other Information.........................................................   30

   Item 6.  Exhibits

   Signatures.........................................................................   32

   Certifications.....................................................................   34

            31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1  Chief Executive Officer's Certificate, pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2  Chief Financial Officer's Certificate, pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                          AVEROX, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                DECEMBER 31, 2007

                          AVEROX, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2007

                                TABLE OF CONTENTS

Unaudited Condensed Consolidated Balance Sheet                                 3

Unaudited Condensed Consolidated Statements of Operations                      4

Unaudited Condensed Consolidated Statements of Cash Flow                       5

Notes to Unaudited Condensed Consolidated Financial Statements                 6

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          AVEROX INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2007

                                     ASSETS

Current Assets
            Cash and cash equivalents                               $   209,201
            Accounts receivable, net                                    257,337
            Other receivables                                            18,748
            Deferred tax asset                                          198,040
            Advances                                                     54,960
            Other current assets                                            917
            Prepaid expenses                                             23,303
                                                                    -----------
                    Total Current Assets                                762,506
                                                                    -----------

Property, Plant & Equipment, net                                        164,939
                                                                    -----------

                   Total Fixed Assets                                   164,939
                                                                    -----------

Other Assets
            Intangible asset                                              3,969
            Deposits                                                      8,085
                                                                    -----------

                    Total Other Assets                                   12,054
                                                                    -----------

Total Assets                                                        $   939,499
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
            Accounts payable and accrued expenses                   $   312,075
            Provision for income tax                                    131,570
            Dividends payable                                               609
            Current portion of lease obligations                         26,634
                                                                    -----------
                    Total Current Liabilities                           470,888

Lease obligation                                                             --
                                                                    -----------
                    Total Liabilities                                   470,888
                                                                    -----------

Minority interest                                                        82,135
                                                                    -----------

Stockholder's Equity
            Common stock, $.004 par value, 25,000,000
            shares authorized, 10,000,000, issued
            and outstanding                                              40,000
            Additional paid in capital                                2,583,777
            Subscription receivable                                    (769,870)
            Other comprehensive income                                   90,671
            Retained earnings                                        (1,558,103)
                                                                    -----------
            Total Stockholder's Equity                                  386,475
                                                                    -----------

Total Liabilities and Stockholder's Equity                          $   939,499
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                          AVEROX INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                   Three Months Ended                   Six Months Ended
                                                        December 31, 2007  December 31, 2006   December 31, 2007   December 31, 2006
                                                        -----------------  ------------------  -----------------   -----------------
Net Revenue                                             $       205,655    $       216,276     $       339,807     $     2,427,051

Cost of sales                                                   257,188             84,133             474,615             510,090
                                                        ---------------    ---------------     ---------------     ---------------

         Gross profit                                           (51,532)           132,144            (134,807)          1,916,962

Operating expenses
         General and administrative expenses                    696,845            117,326           1,131,519             172,456
                                                        ---------------    ---------------     ---------------     ---------------

Income (loss) from operations                                  (748,378)            14,817          (1,266,327)          1,744,505
                                                        ---------------    ---------------     ---------------     ---------------

Other (Income) Expense
         Interest income                                           (902)               (17)             (3,673)                (74)
         Other (income) expense                                      --                 --                  --                  --
         Interest expense                                         1,227              2,369               2,823               6,028
         Currency exchange (gains) losses                           (40)              (126)                111                 234
         Gain on disposal of asset                                 (102)                 3                (102)             (1,027)
                                                        ---------------    ---------------     ---------------     ---------------
         Total Other (Income) Expense                               182              2,229                (842)              5,161
                                                        ---------------    ---------------     ---------------     ---------------

Income (loss) before income taxes and minority interest        (748,560)            12,588          (1,265,485)          1,739,344

Provision for income taxes                                     (103,186)            14,559            (105,002)            606,397
                                                        ---------------    ---------------     ---------------     ---------------

Net income (loss) before minority interest                     (645,374)            (1,971)         (1,160,483)          1,132,947

Net income (loss) attributable to minority interest              (6,683)               (39)            (11,106)             22,659
                                                        ---------------    ---------------     ---------------     ---------------

Net income (loss)                                              (638,692)            (1,932)         (1,149,378)          1,110,288

Other Comprehensive income
              Foreign Currency Translation                       (3,198)           (32,436)            (77,201)             27,998
                                                        ---------------    ---------------     ---------------     ---------------

Comprehensive Income (Loss)                             $      (641,890)   $       (34,368)    $    (1,226,579)    $     1,138,286
                                                        ===============    ===============     ===============     ===============

Basic & diluted net income per share                    $        (0.064)   $       (0.0002)    $        (0.115)    $         0.133
                                                        ===============    ===============     ===============     ===============

Weighted average shares of share capital outstanding
  - basic & diluted                                          10,000,000          8,320,000          10,000,000           8,320,000
                                                        ===============    ===============     ===============     ===============

   The accompanying notes are an integral part of these financial statements.

                          AVEROX INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006

                                                                                               2007                 2006
                                                                                           -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
           Net income (loss)                                                               $(1,149,378)         $ 1,110,287

           Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

           Bad debts                                                                           292,469                   --
           (Gain) loss on sales of fixed assets                                                   (102)              (1,027)
           Depreciation                                                                         24,092               20,455
           Minority interest                                                                   (11,106)              22,659

           (Increase) / decrease in assets:
           Accounts receivable                                                                  54,261           (1,634,431)
            Other receivables, deposits and prepaid expenses                                  (228,104)              84,505

           Increase / (decrease) in liabilities:
           Accounts payable and accrued expenses                                              (125,310)            (122,426)
           Provision for income tax                                                                 --              607,431
                                                                                           -----------          -----------

           Net cash provided by (used in) operations                                        (1,143,178)              87,453
                                                                                           -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
           Sale of property & equipment                                                         17,216               11,592
           Acquisition of intangible assets                                                       (545)              (2,161)
           Acquisition of property & equipment                                                 (80,315)              (3,328)
                                                                                           -----------          -----------

           Net cash provided by (used in) investing activities                                 (63,644)               6,103
                                                                                           -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
           Receivable from related parties                                                          --              (31,129)
           Proceeds from subscription receivable                                               626,653                   --
           Payment on capital lease                                                            (19,032)             (31,187)
                                                                                           -----------          -----------

           Net cash provided by (used in) financing activities                                 607,620              (62,316)
                                                                                           -----------          -----------

           Effect of exchange rate changes on cash and cash equivalents                         32,690              (24,477)
                                                                                           -----------          -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (566,510)               6,764

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                                                   775,712               50,830
                                                                                           -----------          -----------

CASH AND CASH EQUIVALENTS, ENDING BALANCE                                                  $   209,201          $    57,593
                                                                                           ===========          ===========

SUPPLEMENTAL DISCLOSURES:

           Cash paid during the six months for:

                Interest paid                                                              $     2,823          $     6,028
                                                                                           ===========          ===========

                Income tax paid                                                            $        --          $        --
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

      The principle services we provide include the design, deployment, integration, and the overall management of telecommunications networks for both large and small companies. Our work for telecommunication companies involves software development, radio frequency engineering, project management and the installation of telecommunications equipment. We also provide network management services, which involve day-to-day optimization and maintenance of telecommunications networks. To date, most of our network engineering and deployment services have been for telecommunications carriers primarily in Pakistan, although we are actively marketing our services and solutions in Eastern Europe, the Middle East and the rest of Asia.

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

      Unaudited Interim Financial Information
      The accompanying unaudited consolidated financial statements have been prepared by Averox pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles ("GAAP") for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB. The results of the three and six months ended December 31, 2007 are not necessarily indicative of the results to be expected for the full year ending June 30, 2008.

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

      Software Development Costs
      Software development costs required to be capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," have not been material to date. Software development costs for internal use required to be capitalized pursuant to Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," have also not been material to date. The Company did not incur any software development costs during the six months ended December 31, 2007.

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

      Exchange Gain (Loss)
      During the three and six month period ended December 31, 2007, the transactions of Averox Pakistan were denominated in foreign currency and were recorded in Pakistan Rupee (PKR) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

      Translation Adjustment
      As of December 31, 2007, the accounts of Averox Pakistan were maintained, and its financial statements were expressed, in PKR. Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards No. 52, "Foreign Currency Translation," with the PKR as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders' equity (deficit) is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income," as a component of shareholders' equity (deficit).

      Allowance for Doubtful Accounts

      The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $644,245 as of December 31, 2007.

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


               Equipment                             3 -5 years
               Furniture & Fixtures                  5 -10 years
               Motor Vehicles                        5 years

      As of December 31, 2007 property, plant and equipment consisted of the following:

                                              12/31/2007
                                              ----------
                  Furniture & Fixtures        $   39,274
                  Office equipment               122,724
                  Motor vehicles                 108,168
                                              ----------
                                                 270,166

                  Accumulated depreciation      (105,227)
                                              ----------

                  Total                       $  164,939
                                              ==========

      Capital Leases
      Included in Property, Plant and Equipment, as of December 31, 2007, are $108,960 worth of assets that were purchased on capital lease arrangements.

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

      As of December 31, 2007, Intangible Assets consist of the software of $3,969.

      Segment Reporting
      Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information," requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment as of December 31, 2007.

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

Note C - SHARE EXCHANGE AGREEMENT

      On November 13, 2006, Averox consummated the transactions contemplated by the Exchange Agreement. Accordingly Averox acquired all of the issued and outstanding shares of stock of Averox Dubai in exchange for the issuance in the aggregate of 6,500,000 shares of common stock of Averox, which shares represented 65% of the issued and outstanding capital stock of Averox after the consummation of the Exchange Agreement and the transactions contemplated thereby. As a result of the Exchange Agreement, Averox Dubai became a wholly-owned subsidiary of Averox.

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

Note D-  PREPAID EXPENSES

      As of December 31, 2007, prepaid expenses comprised of the following:

                                      12/31/2007
                                      ----------
                  Advance tax         $   15,302
                  Other                    8,001
                                      ----------
                  Total               $   23,303
                                      ==========

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

      Provision for Pakistan Income and local taxes        $         (105,002)
                                                            ==================
      U.S Statutory rates                                                  34%
      Foreign income not recognized in USA                                (34%)
      Pakistan income tax                                                  35%

      The primary temporary differences which gave rise to the net deferred tax asset at December 31, 2007, respectively are as follows:

      Deferred tax asset
      Current - Allowance for doubtful accounts     $644,245
                                                    ========

Note F- LIABILITIES UNDER FINANCE LEASE

      The Company leases certain machinery and equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheet as property, plant & equipment. As of December 31, 2007, the Company had borrowings outstanding in the aggregate amount of $26,634, related to capital lease obligations. The rate of interest used ranges from 8% to 18.72% per annum. The amounts of minimum lease payments and periods during which they become due are as follows:

                                                         December 31, 2007
                                                         -----------------
                                                            $ 26,634
                                                            --------
      Total minimum lease payment                             28,218
      Less amount representing interest                      ( 1,584)
                                                            --------
      Present value of minimum lease payments                 26,634
      Less current maturity of capital lease obligations     (26,634)
                                                            --------
      Long term capital lease obligations                   $      0
                                                            ========

Note G - CONTINGENCIES

      The Company has filed a suit in the Court of Civil Judge, First Class, Islamabad against M/s Aircom MEA FZ LLC for declaration, temporary and permanent prohibitory and mandatory injunction, rendition of accounts, and recovery of money/damages worth $6,089,000. The management of the Company is of the opinion that the Company stands good chances of recovering some of the claimed amounts and a favorable outcome is expected in due course of time. No amount has been recorded on the books as of December 31, 2007.

      The Company has also filed a suit in the Court of Civil Judge, First Class, Islamabad against M/s ATIS Systems GmbH for declaration, temporary and permanent prohibitory and mandatory injunction, rendition of accounts, and recovery of money/damages worth USD $11,300,00, Euros $644,179 and Pakistan Rupees $300,750,000. The management of the Company is of the opinion that the Company stands relatively remote chance of getting a favorable decree on this case. However, ATIS has already admitted a sum of Euros $10,859 and it is quite likely that the said sum shall be eventually paid to the Company. No amount has been recorded on books as of December 31, 2007.

Note H - OTHER COMPREHENSIVE INCOME

      Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at December 31, 2007 is as follows:

                                              Accumulated Other
                                              Comprehensive loss

      Balance at June 30, 2007                $          167,872
      Change for the six months                          (77,202)
                                              ------------------
      Balance at December 31, 2007            $           90,670
                                              ==================

Note I - COMMITTMENTS

      The Company leases various office facilities under operating leases that terminate on various dates. Rental expense for this lease consisted of $107,645 for the six months ended December 31, 2007. The Company has future minimum lease obligations as follows:

      2008                    $    80,723
      2009                         88,793
      2010                         48,838
      Total                   $   218,354

Note J - MAJOR CUSTOMERS AND VENDORS

      For the six months ended December 31, 2007 we had two customers which accounted for approximately 57% of our sales. There was approximately $174,437 in receivable from these customers as of December 31, 2007. For the six months ended December 31, 2007 we had nine vendors which accounted for approximately 97% of our purchases. As of December 31, 2007, there was approximately $180,255 in payable to these vendors.

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

      On October 25, 2007, the Company and HALO Investments Ltd. (the"Investor") amended and restated the promissory note for $1,850,000. The new payment plan requires that the sum of $65,000 together with interest shall be paid on or before the first date of each month beginning with the month of November, 2007 up to and including the month of August, 2008 and the remaining principal balance of this note with interest shall be paid on or before September 1, 2008. As of December 31, 2007, $769,870 is still outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following presentation of management's discussion and plan of operation for Averox Inc. has been prepared by its internal management and should be read in conjunction with the audited financial statements of Averox Inc., for the years ended June 30, 2007 and 2006, including the notes thereto and the unaudited financial statements for the three and six months ended December 31, 2007 and 2006, including the notes thereto included elsewhere in this report. Some of the statements below discuss "forward-looking" information. Those statements include statements regarding the intent, belief or current expectations of Averox and its management team. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These risks and uncertainties include but are not limited to, those risks and uncertainties discussed under the heading "Risk Factors" in this report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

      On November 13, 2006, Averox consummated the transactions contemplated by that certain Exchange Agreement, dated October 30, 2006, by and among Averox, certain shareholders of Averox, Averox Dubai and Salman Mahmood ("Mahmood") by acquiring all of the outstanding shares of capital stock of Averox Dubai. Averox Dubai had previously acquired ninety-eight percent (98%) of the capital stock of Averox Pakistan from Mahmood and his spouse on August 31, 2006.

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

      Historically, the principal services Averox has provided include the design, deployment, integration, and the overall management of telecommunications networks for both large and small companies. Averox's work for telecommunication companies has involved software development, radio frequency engineering, project management and/or installation of telecommunications equipment. In some instances, Averox has worked as a subcontractor for portions of these projects. In other instances, Averox has contracted to act as general contractor for an entire system engineering project covering all aspects of design and execution.

      Acting as general contractor to provide turnkey telecom engineering services produces high revenues, also required Averox to incur significant costs for, among other things, software material costs, subcontractor fees and labor costs. Averox also takes on all of the financial risks associated with the completion of the project. Because of these costs and limited capital resources, Averox has determined to de-emphasize telecom engineering projects unless the customer is willing to advance all costs required for the project. As a result, Averox's financial statements reflect and will continue to reflect lower gross revenues. In the future, costs will be significantly lower. However, until existing projects are completed, cost of sales, and in particular labor costs will remain high.

      In one instance, Averox has transferred its obligations as system engineer to a third party in exchange for the right to receive commissions from project revenues until August 30, 2009. This agreement will give Averox a stream of revenue over this period without any associated costs.

      The recent focus of Averox's business has been on proprietary software development and systems integration. Averox's information technology professionals develop and promote software which delivers industry standard-specific solutions. These solutions cover areas such as telecom billing (retail and interconnect), service activation, mediation, revenue assurance and fraud management. Averox's IT solutions are also being used for customers outside the telecommunications industry. The solutions developed by Averox's IT professionals for Averox's telecommunications services business address needs in a wide spectrum of areas such as e-commerce, enterprise resource planning, IT strategy and consulting, project management and web-based applications such as content management systems, and Internet and intranet applications. Additionally, Averox has built and operate proprietary portals that address needs in the recruitment, real estate and trading industries. From time to time, Averox also provides outsourced consulting services.

      Averox is currently developing a proprietary product that will provide service activation and provisioning technology to telecom operators and believes that it will be available for testing by a multinational telecommunications company in the next two months. If the testing of the product is successful, Averox believes that the telecommunications company will license the product and that it will be attractive to other telecommunications providers. This new product has worldwide application and will not be limited to the Pakistani market. However, even if the product is successfully developed, it will take at least six to nine months before Averox derives any significant license fees from this products.

      By moving away from providing turnkey telecom engineering projects, Averox is also focusing on systems integration. Rather than acting as turnkey solution provider over an entire project, as a systems integrator, Averox will act as a subcontractor to the turnkey solution provider. Systems integration work does not involve the same expenses as full telecom engineering. Averox's costs will consist solely of travel and labor thereby significantly reducing the capital outlays required for undertaking a project. After the end of the second quarter, Averox signed two contracts to provide systems integration work on telecommunications projects. Averox anticipates that revenues from these projects will begin during the [fourth quarter] of its year ending June 30, 2008.

Results of Operations for the three months ended December 31, 2007 and 2006

      The following table presents the statement of operations for the three months ended December 31, 2007 as compared to the comparable period of the three months ended December 31, 2006. The discussion following the table is based on these results. Certain columns may not add due to rounding.

                                                             2007        2006
                                                          ---------   ---------
  Revenue, net                                            $ 205,655   $ 216,276

  Cost of sales                                             257,188      84,133
                                                          ---------   ---------
          Gross profit                                      (51,533)    132,143
                                                          ---------   ---------

  General and administrative expenses                       696,845     117,326
                                                          ---------   ---------

  Income (loss) from operations                            (748,378)     14,817

  Other (Income) Expense
          Interest income                                      (902)        (17)
          Other expenses                                          0           0
          Interest expense                                    1,227       2,369
          Currency exchange (gains) losses                      (40)       (126)
          (Gain) loss on disposal of asset                     (102)          3
                                                          ---------   ---------

          Total Other (Income) Expense                          183       2,229
                                                          ---------   ---------

          Income before income taxes                       (748,561)     12,588

  Provision for income taxes                               (103,186)     14,559
                                                          ---------   ---------

  Net income (loss) before minority interest               (645,375)     (1,971)

  Net income (loss) attributable to minority interest        (6,683)        (39)

  Net income (loss)                                       $(638,692)  $  (1,932)
                                                          =========   =========

Net sales

      Net revenue for the three months ended December 31, 2007 totaled $205,655 compared to $216,276 for the three months ended December 31, 2006, a decrease of $10,621, or approximately 5%. The decrease in revenue was due to slower than expected sales of system integration services to our current customers.

Cost of Sales

      Cost of sales for the three months ended December 31, 2007 totaled $257,188, or approximately 125% of net revenue, compared to $84,133, or approximately 38.9% of net revenue, for the three months ended December 31, 2006, an increase of $173,055 or approximately 206%. The increase in dollars and percentage to cost of sales is due to increases in our fixed costs which are not impacted by the decrease in revenue. Our fixed cost of labor increased as we hired additional employees to meet our forecasted demand in upcoming quarters. Wages increased by $59,569. In addition our material costs increased by approximately $110,000 as the majority of our sales in the current quarter were engineering projects with high material costs versus service or commission revenue that have nominal material costs.

Operating Expense

      General and administrative expenses for the three months ended December 31, 2007 totaled $696,845, or approximately 339% of net revenue, compared to $117,326, or approximately 54.2%, of net revenue for the three months ended December 31, 2006, an increase of $579,519, or approximately 494%. The increase was primarily due to increased legal and accounting fees of $122,102 related to being a public company, addition of an office in Dubai and an increase in our base rent in our Pakistan offices amounting to $17,694, and increased marketing campaigns locally and internationally costing as an additional $43,000 in expenses plus an increase in $22,462 in travel as compared to the same quarter in 2006. In 2007 we wrote-off an account receivable from one of our major customers in the amount of $288,576. Although we are pursuing collection, at this time successful collection is doubtful. Our wages also increased by $53,577 in this quarter related to the hiring of additional employees in anticipation of new system integration engagements.

Income (loss) from Operations

      Loss from operations for the three months ended December 31, 2007 totaled $(748,378) compared to net income of $14,817 for the three months ended December 31, 2006, a decrease of $763,195 or approximately 5,151%. The increase in loss from operations was primarily due to an increase in costs associated with being a public company, higher cost of materials uncollectible receivables and wages related to additional employees hired to expand our infrastructure based on our future sales forecasts.

Interest Expense

      Interest expense for the three months ended December 31, 2007 totaled $1,227 compared to $2,369 for the three months ended December 31, 2006, a decrease of $1,142 or approximately 48.2%. The decrease in interest expense is related to the maturity of certain equipment we had on capital lease during the period ended December 31, 2006.

Net Loss

      Net loss for the three months ended December 31, 2007 totaled $(638,692) compared to $(1,932) for the three months ended December 31, 2006, a decrease of $636,760 or approximately 32,959%. The decrease in net loss was primarily due reasons stated above.

Results of Operations for the Six Months Ended December 31, 2007 and 2006

      The following table presents the statement of operations for the six months ended December 31, 2007 as compared to the comparable period of the six months ended December 31, 2006. The discussion following the table is based on these results. Certain columns may not add due to rounding.

                                                          2007          2006
                                                      -----------   -----------
  Revenue, net                                        $   339,807   $ 2,427,051

  Cost of sales                                           474,615       510,090
                                                      -----------   -----------
          Gross profit                                   (134,808)    1,916,961
                                                      -----------   -----------

  General and administrative expenses                   1,131,519       172,456
                                                      -----------   -----------

  Income (loss) from operations                        (1,266,327)    1,744,505

  Other (Income) Expense
          Interest income                                  (3,673)          (74)
          Other expenses                                        0             0
          Interest expense                                  2,823         6,028
          Currency exchange (gains) losses                    111           234
          (Gain) loss on disposal of asset                   (102)       (1,027)
                                                      -----------   -----------

          Total Other (Income) Expense                       (841)        5,161
                                                      -----------   -----------

          Income before income taxes                   (1,265,486)    1,739,344

  Provision for income taxes                             (105,002)      606,397
                                                      -----------   -----------

  Net income (loss) before minority interest           (1,160,484)    1,132,947

  Net income (loss) attributable to minority interest     (11,106)       22,659

  Net income (loss)                                   $(1,149,378)  $ 1,110,288
                                                      ===========   ===========

Net sales

      Net revenue for the six months ended December 31, 2007 totaled $339,807 compared to $2,427,051 for the six months ended December 31, 2006, a decrease of $2,087,244, or approximately 86%. During the six months ended December 31, 2006 we had sales to one customer of approximately $1,900,000, which was not duplicated in the comparable period ending December 31, 2007.

Cost of Sales

      Cost of sales for the six months ended December 31, 2007 totaled $474,615, or approximately 140% of net revenue compared to $510,090, or approximately 21% of net revenue, for the six months ended December 31, 2006, a decrease of $35,475, or approximately 7%. The decrease in dollars was due to decrease in sales during the six months ended December 31, 2007. The percentage cost of sales increased due to the fact that some costs are fixed and are not proportionately impacted by the decrease in revenue. In addition the increase in percentage cost of sales for the six months ended December 31, 2007 was attributed to increase in number of customers which were purely hardware and engineering related customers which have a higher related cost of sale compared to the professional services type of sales we had in 2006. Our cost of materials in the six months ended December 31, 2007 increased by $98,360. We also hired more employees as we prepared for our forecasted sales of system integration services in upcoming quarters. Our wages increased by $74,829 during the six months ended December 31, 2007.

Operating Expense

      General and administrative expenses for the six months ended December 31, 2007 totaled $1,131,519, or approximately 333% of net revenue, compared to $172,456, or approximately 7.1%, of net revenue for the six months ended December 31, 2006, an increase of $959,063 or approximately 556%. The increase was primarily due to increased legal and accounting fees related to being a public company of $206,935, addition of an office in Dubai and an increase in the rent of our Pakistan office totaling $70,694, bad debt expense recognized of $292,469, an increase in marketing expenses locally and internationally of $48,500, travel expenses of $54,949, increase in employee recruiting costs of $47,356 and an increase in our wages of $202,385. Our recruiting costs and wages increased as we hired additional skilled labor to improve our infrastructure based on forecasted sales system integration services .

Income (loss) from Operations

      Income (loss) from operations for the six months ended December 31, 2007 totaled $(1,266,327) compared to $1,744,505 for the six months ended December 31, 2006, a decrease of $3,010,832 or approximately 173%. The increase in loss from operations was primarily due to decrease in our sales and an increase in costs associated with being a public company, bad debt expense, rent expense marketing costs and the hiring of additional employees to expand our infrastructure based on our future sales forecasts and requirement for skilled labor.

Interest Expense

      Interest expense for the six months ended December 31, 2007 totaled $2,823 compared to $6,028 for the six months ended December 31, 2006, a decrease of $3,205 or approximately 53%. The decrease in interest expense is related to the maturity of certain equipment we had on capital lease during the period ended December 31, 2006.

Net Income (Loss)

      Net income (loss) for the six months ended December 31, 2007 totaled $(1,149,378) compared to $1,110,288 for the six months ended December 31, 2006, a decrease of $2,259,666 or approximately 204%. The decrease in net loss was primarily due reasons stated above.

Liquidity and Capital Resources

      Our primary source of liquidity as of December 31, 2007 is our cash on hand and accounts receivable. Net cash used in operations for the six months ended December 31, 2007 was $1,143,178, as compared to net cash provided by operations of $87,453 during the same period in 2006. Our cash and cash equivalents were $209,201 and $57,593 as of December 31, 2007 and 2006, respectively. Our current assets totaled $762,506 on December 31, 2007. Our current liabilities were $470,888 on December 31, 2007. Working capital was $291,618 as of December 31, 2007.

      Net cash provided by (used in) investing activities totaled $(63,644) for the six months ended December 31, 2007, compared with $6,103 for the six months ended December 31, 2006. The net cash change was $(566,510) and $6,764 for the six months ended December 31, 2007 and 2006, respectively.

      On November 13, 2006, the Company entered into the Stock Purchase Agreement pursuant to which the investor purchased 380,000 shares of common stock for $2,650,000, of which $150,000 was to be paid on November 13, 2006 and the balance is to be paid in installments. As of December 31, 2007, $769,870 was still owed to the Company.

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

Risks Associated with our Financial Needs

Our lack of readily available working capital has impacted our ability to execute our business plan

      Large, revenue generating engineering projects are a core part of our business and require significant upfront investment. We have been successful in securing large engineering projects from multi-national companies such as Nokia, Siemens, Ericsson, Huawei, Warid Telecom and China Mobile. However, our working capital has not been sufficient to fulfill the requirements of these large projects. As a result, we have had to curtail these activities. Although we have been able to secure systems integration work from some of these customers, our inability to provide the full range of services contemplated by these engineering projects has had, and will continue to have, an adverse effect on our revenues and profitability.

The fact that a substantial portion of our business is centered in Pakistan has negatively impacted on our financing efforts.

The negative perception of Pakistan in the western world, particularly in the United States and western Europe, has made it more difficult for us to secure new financing. This negative perception may impair our ability to obtain funding for our business.

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

Risks related to our IT business

Because we have decided to focus on developing proprietary software products rather than licensing products from established developers, we cannot be assured that our products will receive market acceptance.

In the past, we relied on established software products that we licensed from third parties. We paid significant licensing fees to the developers of these products for their use. In order to reduce these costs, maximize revenues and profits, we decided to develop our own proprietary products. However, the process of developing proprietary products is time consuming and costly. Moreover, even if these products can be successfully developed, there can be no assurance that these products will gain market acceptance.

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

International uncertainties could harm our profitability

      We currently have international operations and we expect these operations to grow in other parts of Asia, the Middle East and Eastern Europe. For each of the year ended June 30, 2007 and the three and six months ended December 31, 2007, international operations, accounted for approximately 10% of our total revenues. Our international business operations are subject to a number of material risks, including, but not limited to:

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

Future sales of our shares in the public market could negatively affect our stock price

      If our stockholders sell substantial amounts of our common stock, the market price of our common stock could fall. As of January 23, 2008, we had 10,000,000 shares of common stock outstanding. Although 6,880,000 of our shares constitute restricted securities under the Securities Act, after November 13, 2007, the shares may be sold into the marketplace under Rule 144. The possible sale of a significant number of these shares may cause the market price of our shares to fall.


ITEM 3. CONTROLS AND PROCEDURES.

      As of January 23, 2008, our management has carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to our (including our consolidated subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

                                                    AVEROX INC.
                                                    (Registrant)


Date: February 14, 2008                             /s/ Salman Mahmood
      -----------------                             ----------------------------
                                                    Salman Mahmood
                                                    Chief Executive Officer


Date: February 14, 2008                             /s/ Yasser Ahmad
      -----------------                             ----------------------------
                                                    Yasser Ahmad
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
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