Form 10QSB
period 2008-03-31
AVEROX INC.
filed 2008-05-14
CIK 1096656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

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

              Suite 7, Ground Floor, Evacuee Trust Complex, F-5/1,
                      Agha Khan Road, Islamabad, Pakistan.
              ----------------------------------------------------
                    (Address of principal executive offices)

                               +92 (0) 51 2875737
                           ---------------------------
                           (Issuer's telephone number)

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

As of May 12, 2008, there were 10,000,000 shares of Common Stock, $.004 par value, outstanding.

Transitional Small Business Disclosure Form (check one): Yes |_| No |X|

ITEM 1.

                          AVEROX INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.     FINANCIAL INFORMATION

   Item 1. Financial Statements ..........................................   3

             Consolidated Balance Sheets at March 31, 2008 (unaudited) and
             June 30, 2007 ...............................................   5

             Unaudited Consolidated Statements of Operations for the three
             and nine months ended March 31, 2008 and 2007 ...............   6

             Unaudited Consolidated Statements of Cash Flows for the three
             months ended March 31, 2008 and 2007 ........................   7

             Notes to Consolidated Financial Statements ..................   8

   Item 2. Management's Discussion and Analysis or Plan of Operation .....   9

   Item 3. Controls and Procedures .......................................   32

PART II.    OTHER INFORMATION ............................................   33

   Item 1. Legal Proceedings .............................................   33

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ...   33

   Item 3. Defaults Upon Senior Securities ...............................   33

   Item 4. Submission of Matters to a Vote of Security Holders ...........   33

   Item 5. Other Information .............................................   33

   Item 6. Exhibits ......................................................   33

   Signatures ............................................................   34

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

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          AVEROX, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 2008

                          AVEROX, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                TABLE OF CONTENTS

Condensed Consolidated Balance Sheet as of March 31, 2008 (Unaudited) and June 30, 2007

Unaudited Condensed Consolidated Statements of Operations

Unaudited Condensed Consolidated Statements of Cash Flow

Notes to Unaudited Condensed Consolidated Financial Statements

                          AVEROX INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                              ASSETS
                                                                          March 31, 2008      June 30, 2007
                                                                          --------------      -------------
Current Assets                                                             (Unaudited)
      Cash and cash equivalents                                            $   103,361         $   775,712
      Accounts receivable, net                                                 232,974             607,901
      Other receivables                                                          9,760              19,200
      Deferred tax asset                                                       196,299              95,767
      Advances                                                                  58,422              22,804
      Other current assets                                                       4,138                 929
      Prepaid expenses                                                          31,376              38,999
                                                                           -----------         -----------
             Total Current Assets                                              636,331           1,561,312
                                                                           -----------         -----------
Property, Plant & Equipment, net                                               150,488             128,900
                                                                           -----------         -----------
             Total Fixed Assets                                                150,488             129,978
                                                                           -----------         -----------
Other Assets
      Intangible asset                                                           3,879               2,613
      Deposits                                                                   7,902               8,240
                                                                           -----------         -----------
             Total Other Assets                                                 11,781              10,584
                                                                           -----------         -----------
Total Assets                                                               $   798,600         $ 1,701,066
                                                                           ===========         ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

      Accounts payable and accrued expenses                                $   431,032         $   441,332
      Provision for income tax                                                 128,585             133,425
      Dividends payable                                                            609                 608
      Current portion of lease obligations                                      17,001              38,163
                                                                           -----------         -----------
             Total Current Liabilities                                         577,227             613,502

Lease obligation                                                                    --               7,918
                                                                           -----------         -----------
             Total Liabilities                                                 577,227             621,420
                                                                           -----------         -----------
Minority interest                                                               78,631              93,241
                                                                           -----------         -----------

Stockholder's Equity
      Common stock, $.004 par value, 25,000,000
      shares authorized, 10,000,000, issued and outstanding                     40,000              40,000
      Additional paid in capital                                             2,583,773           2,583,779
      Subscription receivable                                                 (593,829)         (1,396,521)
      Other comprehensive income                                                (4,748)            167,872
      Retained earnings                                                     (1,882,454)           (408,725)
                                                                           -----------         -----------
      Total Stockholder's Equity                                               142,742             986,405
                                                                           -----------         -----------
Total Liabilities and Stockholder's Equity                                 $   798,600         $ 1,701,066
                                                                           ===========         ===========

                          AVEROX INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three Months Ended                       Nine Months Ended

                                                           March 31, 2008    March 31, 2007        March 31, 2008     March 31, 2007
                                                           --------------    --------------        --------------     --------------
Net Revenue                                                 $    120,855       $    557,979         $    460,662       $  2,985,030

Cost of sales                                                    210,986             75,895              685,601            585,985
                                                            ------------       ------------         ------------       ------------
      Gross profit                                               (90,130)           482,085             (224,938)         2,399,046

Operating expenses
      General and administrative expenses                        239,047            369,665            1,370,566            542,121
                                                            ------------       ------------         ------------       ------------
Income (loss) from operations                                   (329,178)           112,419           (1,595,505)         1,856,924
                                                            ------------       ------------         ------------       ------------

Other (Income) Expense
      Interest income                                               (344)              (183)              (4,017)              (257)
      Other (income) expense                                          --               (416)                  --               (416)
      Interest expense                                               852              2,331                3,675              8,359
      Currency exchange (gains) losses                               (21)               213                   90                447
      Gain on disposal of asset                                        1                  2                 (101)            (1,025)
                                                            ------------       ------------         ------------       ------------
      Total Other (Income) Expense                                   487              1,947                 (354)             7,108
                                                            ------------       ------------         ------------       ------------

Income  (loss)  before  income  taxes and  minority
interest                                                        (329,665)           110,472           (1,595,151)         1,849,816

Provision for income taxes                                        (1,810)           144,860             (106,812)           751,257
                                                            ------------       ------------         ------------       ------------

Net income (loss) before minority interest                      (327,856)           (34,388)          (1,488,340)         1,098,559

Net income (loss) attributable to minority interest               (3,504)              (688)             (14,610)            21,971
                                                            ------------       ------------         ------------       ------------

Net income (loss)                                               (324,351)           (33,700)          (1,473,729)         1,076,588

Other Comprehensive income
           Foreign Currency Translation                          (95,419)            45,120             (172,620)            73,118
                                                            ------------       ------------         ------------       ------------

Comprehensive Income (Loss)                                 $   (419,771)      $     11,420         $ (1,646,350)      $  1,149,706
                                                            ============       ============         ============       ============

Basic & diluted net income per share                        $     (0.032)      $    (0.0034)        $     (0.147)      $      0.108
                                                            ============       ============         ============       ============

Weighted average shares of share capital outstanding
  - basic & diluted                                           10,000,000         10,000,000           10,000,000         10,000,000
                                                            ============       ============         ============       ============

                          AVEROX INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007

                                                                                2008          2007
                                                                            -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                     $(1,473,729)  $ 1,076,588

      Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

      Bad debts                                                                 289,638            --
      (Gain) loss on sales of fixed assets                                         (101)       (1,025)
      Depreciation                                                               36,122        30,350
      Minority interest                                                         (14,610)       21,971

      (Increase) / decrease in assets:
         Accounts receivable                                                     72,765    (1,922,036)
         Other receivables, deposits and prepaid expenses                      (358,252)        8,562

      Increase / (decrease) in liabilities:
         Accounts payable and accrued expenses                                    4,071       (84,986)
         Provision for income tax                                                    --       755,358
                                                                            -----------   -----------

      Net cash provided by (used in) operations                              (1,444,097)     (115,218)
                                                                            -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Sale of property & equipment                                               17,049        11,578
      Acquisition of intangible assets                                             (545)       (8,851)
      Acquisition of property & equipment                                       (80,665)       (3,324)
                                                                            -----------   -----------
      Net cash provided by (used in) investing activities                       (64,160)         (597)
                                                                            -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from subscription receivable                                     802,693       581,361
      Issuance of shares                                                             --        68,075
      Payment on capital lease                                                  (28,121)      (40,707)
                                                                            -----------   -----------

      Net cash provided by (used in) financing activities                       774,573       608,729
                                                                            -----------   -----------

      Effect of exchange rate changes on cash and cash equivalents               61,334        (4,330)
                                                                            -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (672,350)      488,585

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                                    775,712        50,830
                                                                            -----------   -----------

CASH AND CASH EQUIVALENTS, ENDING BALANCE                                   $   103,361   $   539,415
                                                                            ===========   ===========

SUPPLEMENTAL DISCLOSURES:

      Cash paid during the six months for:

           Interest paid                                                    $     3,675   $     8,359
                                                                            ===========   ===========

           Income tax paid                                                  $        --   $        --
                                                                            ===========   ===========

                          AVEROX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note A - ORGANIZATION

      Averox, Inc., formerly Flickering Star Financial, Inc. ("Averox"), was incorporated on November 25, 1996 under the laws of the State of Nevada. On November 13, 2006, Averox Inc., consummated the transactions contemplated by a certain Share Exchange Agreement dated October 30, 2006, by and among Averox, certain shareholders of Averox, Averox FZ-LLC (formerly Pearl Consulting FZ-LLC), Averox (Private) Limited (formerly Pearl Consulting (Private) Limited) and Salman Mahmood (the "Exchange Agreement"). Averox FZ-LLC ("Averox Dubai"), a free zone limited liability company organized under the laws of Dubai, was incorporated on November 9, 2004. Averox (Private) Limited ("Averox Pakistan"), a private limited company organized under the laws of Pakistan, was organized on March 19, 2003. When used in these notes, the terms "Company," "we," "our," or "us" mean Averox and its consolidated subsidiaries Averox Dubai and Averox Pakistan.

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

      On March 31, 2008, Averox Dubai transferred the shares of Averox Pakistan owned by it to Averox, Inc., subject only to minor regulatory approvals. Upon such transfer, Averox Pakistan will become a wholly-owned subsidiary of Averox, Inc.

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

                          AVEROX, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Unaudited Interim Financial Information

      The accompanying unaudited consolidated financial statements have been prepared by Averox pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-Q and Item 310 of Regulation S-B, and generally accepted accounting principles ("GAAP") for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2007. The results of the three and nine months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending June 30, 2008.

      Basis of Consolidation

      The consolidated financial statements include the accounts of Averox, Inc. and its wholly owned subsidiary, Averox Dubai, and majority owned subsidiary, Averox Pakistan. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

      Software Development Costs

      Software development costs required to be capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," have not been material to date. Software development costs for internal use required to be capitalized pursuant to Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," have also not been material to date. The Company did not incur any software development costs during the nine months ended March 31, 2008.

      Risks and Uncertainties

      The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

                          AVEROX, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      Exchange Gain (Loss)

      During the three and nine month period ended March 31, 2008, the transactions of Averox Pakistan were denominated in foreign currency and were recorded in Pakistan Rupee (PKR) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

      Translation Adjustment

      As of March 31, 2008, the accounts of Averox Pakistan were maintained, and its financial statements were expressed, in PKR. Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards No. 52, "Foreign Currency Translation," with the PKR as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders' equity (deficit) is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income," as a component of shareholders' equity (deficit).

      Allowance for Doubtful Accounts

      The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $629,630 as of March 31, 2008.

                          AVEROX, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

            Equipment                        3 -5 years
            Furniture & Fixtures             5 -10 years
            Motor Vehicles                   5 years

      As of March 31, 2008 and June 30, 2007 property, plant and equipment consisted of the following:

                                        March 31, 2008    June 30, 2007
                                        --------------    -------------
      Furniture & Fixtures                $  38,557         $  38,767
      Office equipment                      120,999            78,996
      Motor vehicles                        105,713           112,157
                                          ---------         ---------
                                            265,268           229,920

      Accumulated depreciation             (114,780)         (101,020)
                                          ---------         ---------

      Total                               $ 150,488         $ 128,900
                                          =========         =========


      Depreciation expense was $36,122 for the nine months ended March 31, 2008, and $42,623 for the year ended June 30, 2007.

      Capital Leases

      Included in Property, Plant and Equipment, as of March 31, 2008, are $106,488 worth of assets that were purchased on capital lease arrangements.

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

                          AVEROX, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      As of March 31, 2008 and June 30, 2007, intangible assets consist of the software of $3,879 and $2,613, respectively.

                                        March 31, 2008    June 30, 2007
                                        --------------    -------------
      Software                            $   3,879         $   2,613
                                          ---------         ---------
                                              3,879             2,613

      Accumulated amortization                   --                --
                                          ---------         ---------
                                          $   3,879         $   2,613
                                          =========         =========

                          AVEROX, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Segment Reporting

      Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information," requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment as of March 31, 2008.

      Recent accounting pronouncements

      In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company's management is currently evaluating the effect of this pronouncement on financial statements.

      In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

      a.    A brief description of the provisions of this Statement;

      b.    The date that adoption is required; and

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

                          AVEROX, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Recent accounting pronouncements (continued)

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

      In December 2007, FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on the Company's financial statements.

      In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

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

                          AVEROX, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Note C - Share Exchange Agreement (continued)

      (2) The statements of operations include the operations of the accounting acquirer for the period presented and the operations of the legal acquirer from the date of the merger.

Note D- PREPAID EXPENSES

      As of March 31, 2008 and June 30, 2007, prepaid expenses were comprised of the following:

                                        March 31, 2008    June 30, 2007
                                        --------------    -------------
      Advance tax                         $   23,080        $      --
      Other                                    8,296           38,999
                                          ----------        ---------
      Total                               $   31,376        $  38,999
                                          ==========        =========

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

      Provision for Pakistan Income and local taxes          $       (106,812)
                                                             ================
      U.S Statutory rates                                                  34%
      Foreign income not recognized in USA                                (34%)
      Pakistan income tax                                                  35%

      The primary temporary differences which gave rise to the net deferred tax asset at March 31, 2008, respectively are as follows:

      Deferred tax asset
      Current - Allowance for doubtful accounts     $629,630
                                                    ========

Note F- LIABILITIES UNDER FINANCE LEASE

      The Company leases certain machinery and equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheet as property, plant and equipment. As of March 31, 2008, the Company had borrowings outstanding in the aggregate amount of $17,001, related to capital lease obligations. The rate of interest used ranges from 8% to 18.72% per annum. The amount of minimum lease payments and periods during which they become due are as follows:

                          AVEROX, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                                         March 31, 2008
                                                         --------------
      Total minimum lease payment                           $ 17,693
      Less amount representing interest                         (692)
                                                            --------

      Present value of minimum lease payment                  17,001
      less current maturity of capital lease obligations     (17,001)
                                                            --------

      Long term capital lease obligations                   $     --
                                                            ========

Note G - CONTINGENCIES

      The Company has filed a suit in the Court of Civil Judge, First Class, Islamabad against M/S Aircom MEA FZ, LLC for declaration, temporary and permanent prohibitory and mandatory injunction, rendition of accounts, and recovery of money/damages worth $6,089,000. The management of the Company is of the opinion that the Company stands good chances of recovering some of the claimed amounts. However, the courts in Pakistan have been in abeyance for approximately the last four months due to political retaliation by the Pakistani bar on the suspension of High and Supreme Court Judges. As a result, the Company is seeking to dismiss the suit and will seek to pursue its claim against Aircom MEA FZ LLC in the United Kingdom. No amount has been recorded on the books as of March 31, 2008.

      The Company has also filed a suit in the Court of Civil Judge, First Class, Islamabad against M/S ATIS Systems GmbH for declaration, temporary and permanent prohibitory and mandatory injunction, rendition of accounts, and recovery of money/damages worth USD $11,300,00, Euros $644,179 and Pakistan PKRs $300,750,000. The management of the Company is of the opinion that the Company stands relatively remote chance of getting a favorable decree on this case. However, ATIS has already admitted a sum of Euros $10,859 and it is quite likely that the said sum shall be eventually paid to the Company. No amount has been recorded on books as of March 31, 2008.

Note H - OTHER COMPREHENSIVE INCOME

      Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at March 31, 2008 is as follows:

                                              Accumulated Other
                                              Comprehensive loss

      Balance at June 30, 2007                $          167,872
      Change for the nine months                        (172,621)
                                              ------------------
      Balance at March 31, 2008               $           (4,748)
                                              ==================

                          AVEROX, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Note I - COMMITMENTS

      The Company leases various office facilities in Pakistan and Dubai under operating leases that terminate on various dates. Rental expense for these leases consisted of $128,095 for the nine months ended March 31, 2008. The Company has future minimum lease obligations for fiscal years ending June 30 as follows:

      June 30,
      2008                    $    19,723
      2009                         82,835
      2010                         91,119
                              -----------
      Total                   $   193,677
                              -----------

Note J - MAJOR CUSTOMERS AND VENDORS

      For the nine months ended March 31, 2008 we had four customers which account for approximately 91% of our sales. There is approximately $170,246 of receivable from these customers as of March 31, 2008. For the nine months ended March 31, 2008 we had three vendors which accounted for approximately 51% of our purchases. As of March 31, 2008, we had approximately $32,132 in payable to these vendors.

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

Note L - SUBSCRIPTION RECEIVABLE

      On November 13, 2006, Averox entered into the Stock Purchase Agreement pursuant to which HALO Investments Ltd. (the "Investor") purchased an aggregate of 380,000 shares of common stock (the "Share Sale") for aggregate gross proceeds of $2,650,000, of which $150,000 was to be paid on November 13, 2006 and the balance is to be paid in installments and is evidenced by two notes, one interest bearing and one non-interest bearing note. The interest bearing note in the aggregate principal amount of $1,850,000, bears interest at the rate of prime plus 2.5%, has a maturity of November 13, 2007 and principal installments are payable as follows:
      $250,000 together with interest is payable on January 13, 2007; $250,000 together with interest is payable on March 13, 2007; $350,000 together with interest is payable on May 13, 2007; $500,000 together with interest is payable on July 13, 2007; and the $500,000 balance together with interest is payable on November 12, 2007. The non-interest bearing note in the aggregate principal amount of $650,000 is payable over 24 months at Averox's request provided certain conditions are met. Pursuant to the Stock Purchase Agreement, Averox has granted the Investor a right of first refusal on financings Averox may do in the future.

      On October 25, 2007, the Company and HALO Investments Ltd. (the "Investor") amended and restated the promissory note for $1,850,000. The new payment plan requires that the sum of $65,000 together with interest shall be paid on or before the first date of each month beginning with the month of November, 2007 up to and including the month of August, 2008 and the remaining principal balance of this note with interest shall be paid on or before September 1, 2008. As of March 31, 2008, $593,829 remains outstanding.

                          AVEROX, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Note M - SUBSEQUENT EVENT

      Subsequent to March 31, 2008, the Company has determined to close its office in the Dubai Internet Free Zone and move to less costly space in Dubai. In furtherance of this determination, Averox Dubai has filed to deregister Averox Dubai from the Dubai Internet Free Zone and has applied for a new LLC registration in the Dubai Open Zone. Once the deregistration has been completed, the shares of Averox Pakistan owned by Averox Dubai will be transferred to the Company and Averox Pakistan will become a direct wholly-owned subsidiary of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following presentation of management's discussion and plan of operation for Averox Inc. has been prepared by its internal management and should be read in conjunction with the audited financial statements of Averox Inc., for the years ended June 30, 2007 and 2006, including the notes thereto and the unaudited financial statements for the three and nine months ended March 31, 2008 and 2007, including the notes thereto included elsewhere in this report. Some of the statements below discuss "forward-looking" information. Those statements include statements regarding the intent, belief or current expectations of Averox and its management team. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These risks and uncertainties include but are not limited to, those risks and uncertainties discussed under the heading "Risk Factors" in this report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

      Effective as of March 31, 2008, Averox ceased its operation in Dubai and Averox Dubai become dormant. On March 31, 2008, Averox Dubai transferred the shares of Averox Pakistan owned by it to Averox Inc., subject only to minor regulatory approvals. Upon such transfer, Averox Pakistan will become a wholly-owned subsidiary of Averox Inc.

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

      Acting as general contractor to provide turnkey telecom engineering services produces high revenues, but also requires Averox to incur significant costs for, among other things, software material costs, subcontractor fees and labor costs. Averox also takes on all of the financial risks associated with the completion of the project. Because of these costs, potential risks and limited capital resources, Averox has determined to de-emphasize telecom engineering projects unless the customer is willing to advance all costs required for the project. As a result, Averox's financial statements reflect and will reflect lower gross revenues than those for periods before June 30, 2007. Correspondingly, costs of sale in the future will be significantly lower. However, until existing projects are completed, cost of sales and, in particular, labor costs, will remain high.

      In furtherance of this determination, Averox has, in one instance, transferred its obligations as system engineer to a third party in exchange for the right to receive commissions from project revenues until August 30, 2009. This agreement will give Averox a stream of revenue over this period without any associated costs.

      The recent focus of Averox's business has been on proprietary software development and systems integration. Averox's information technology professionals license, develop and promote software which delivers industry standard-specific solutions. These solutions cover areas such as telecom billing (retail and interconnect), service activation, mediation, revenue assurance and fraud management. Averox's proprietary and licensed IT solutions are also being used for customers outside the telecommunications industry. The solutions developed by Averox's IT professionals or licensed by Averox for Averox's telecommunications services business address needs in a wide spectrum of areas such as e-commerce, enterprise resource planning, IT strategy and consulting and project management, web-based applications such as content management systems, and Internet and intranet applications. Additionally, Averox has built and operates proprietary portals that address needs in the recruitment, real estate and trading industries. From time to time, Averox also provides outsourced consulting services.

      Averox is licensing from Provisus Ltd. a proprietary product currently under development named Provisus which provides service activation and provisioning technology to telecom operators. The Provisus product is currently undergoing testing by a multinational telecommunications company. If the testing of the product is successful, Averox believes that the telecommunications company will sublicense the product and that Provisus will be attractive to other telecommunications providers. The Provisus product has worldwide application and will not be limited to the Pakistani market. However, even if the Provisus product is successfully tested, it will take at least six to nine months before Averox derives any significant license fees from this product.

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

Results of Operations

Three Months Ended March 31, 2008 and 2007

      The following table presents the statement of operations for the three months ended March 31, 2008 as compared to the comparable period of the three months ended March 31, 2007. The discussion following the table is based on these results.

                                                             2008        2007
                                                          ---------   ---------
  Net Revenue                                             $ 120,855   $ 557,979

  Cost of sales                                             210,986      75,895
                                                          ---------   ---------
          Gross profit                                      (90,131)    482,084

  General and administrative expenses                       239,047     369,666
                                                          ---------   ---------

          Income from operations                           (329,178)    112,418
                                                          ---------   ---------

  Other (Income) Expense
          Interest income                                      (344)       (183)
          Other income                                            0        (416)
          Interest expense                                      852       2,331
          Currency exchange (gains) losses                      (21)        213
          (Gain) loss on disposal of asset                        0           2
                                                          ---------   ---------
          Total Other Income                                    487       1,947
                                                          ---------   ---------

          Income before income taxes                       (329,665)    110,471

  Provision for income taxes                                 (1,810)    144,860
                                                          ---------   ---------

  Net income                                              $(327,855)  $ (34,389)
                                                          =========   =========

Net revenue

      Net revenue for the three months ended March 31, 2008 totaled $120,855 compared to $557,979 for the three months ended March 31, 2007, a decrease of $437,124 or approximately 78.3%. In the quarter ended March 31, 2007, we had two customers that accounted for approximately $530,000 of our revenue. In the comparable quarter ending March 2008, these customers only accounted for $26,800 of revenue. Sales revenue from existing and new clients were delayed or canceled due to political turmoil in Pakistan over the last nine months and a recent surge in the international price of steel, a key component of our raw materials in cost of sales.

Cost of Sales

      Cost of sales for the three months ended March 31, 2008 totaled $210,986, or 161% of net revenue, compared to $75,895, or 13.6% of net revenue, for the three months ended March 31, 2007, an increase of $135,091, or approximately 178%. The increase in the dollar amount of cost of sales and the percentage of cost of sales to net revenue is related to unprecedented delays in projects that were underway due to the factors described above in net revenues and significant increase in the cost of raw materials and labor component of cost of sales. Most of our variable costs significantly increased due to these delays: salaries increased $57,000 and materials increased by $103,000.

Operating Expense

      General and administrative expenses for the three months ended March 31, 2008 totaled $239,047, or approximately 197.8% of net revenue, compared to $369,666, or approximately 66.3% of net revenue, for the three months ended March 31, 2007, a decrease of $130,619, or approximately 35.3%. The decrease in general and administrative costs during the three months ended March 31, 2008 is mainly due to reduction in our administrative staff based on our current needs. These lay offs accounted for approximately $60,000 of the decrease. Other related costs were reduced as well as an overall cost cutting plan initiative.

Income (loss) from Operations

      Loss from operations for the three months ended March 31, 2008 totaled $(329,178), or approximately 251.5% of net revenue, compared to income from operations of $112,418, or approximately 20.1% of net revenue, for the three months ended March 31, 2007, a decrease of $441,596, or approximately 392.8%. The decrease in income from operations was primarily due to the decrease in our revenue and the increase in our cost of sales as discussed above.

Net Income (Loss)

      Net income (loss) for the three months ended March 31, 2008 totaled $(327,855) compared to $(34,389) for the three months ended March 31, 2007, a decrease of $293,466 or approximately 853.4%. The decrease in net income was primarily due to reasons described above.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007

      The following table presents the statement of operations for the nine months ended March 31, 2008 as compared to the comparable period of the nine months ended March 31, 2007. The discussion following the table is based on these results.

                                                          2008          2007
                                                      -----------   -----------
  Net Revenue                                         $   460,662   $ 2,985,030

  Cost of sales                                           685,601       585,985
                                                      -----------   -----------
          Gross profit                                   (224,939)    2,399,045

  General and administrative expenses                   1,370,566       542,122
                                                      -----------   -----------

          Income from operations                       (1,595,505)    1,856,923
                                                      -----------   -----------

  Other (Income) Expense
          Interest income                                  (4,017)         (257)
          Other income                                          0          (416)
          Interest expense                                  3,675         8,359
          Currency exchange (gains) losses                     90           447
          (Gain) loss on disposal of asset                   (102)       (1,025)
                                                      -----------   -----------
          Total Other Income                                 (354)        7,108
                                                      -----------   -----------

          Income before income taxes                   (1,595,151)    1,849,815

  Provision for income taxes                             (106,812)      751,257
                                                      -----------   -----------

  Net income                                           (1,488,339)  $ 1,098,558
                                                      ===========   ===========

Net sales

      Net revenue for the nine months ended March 31, 2008 totaled $460,662 compared to $2,985,030 for the nine months ended March 31, 2007, a decrease of $2,524,368, or approximately 84.6%. The decrease in revenue was due to decrease in demand from all of our major customers during the nine months ended March 31, 2008. We had approximately $150,000 in revenue from three customers during the nine months ended March 31, 2008, compared to approximately $2,400,000 for the nine months ended March 31, 2007. Two of these customers terminated their businesses in January 2007. As mentioned above, recent political turmoil in Pakistan and a surge in the international price of steel have caused a general slowdown in our business.

Cost of Sales

      Cost of sales for the nine months ended March 31, 2008 totaled $685,601, or approximately 145.6% of net revenue, compared to $585,985 or approximately 19.6% of net revenue for the nine months ended March 31, 2007, an increase of $99,616, or approximately 17%. Moreover, the increase in percentage cost of sales for the nine months ended March 31, 2008 was attributed to an increase in number of customers that were purely hardware and service related customers, whereas in 2007 one of our major customer contributed very nominal costs to our sales process due to the nature of the project which is purely commission based, where our direct costs are minimal. Therefore, with our fixed costs remaining constant, our variable costs increased substantially even though our revenue decreased.

Operating Expense

      General and administrative expenses for the nine months ended March 31, 2008 totaled $1,370,566, or approximately 297.52% of net revenue, compared to $542,122, or approximately 18.2% of net revenue, for the nine months ended March 31, 2007, an increase of $828,444, or approximately 152.8%. The increase in general and administrative expenses were primarily due to the increase in costs associated with being a public company, opening a new office in Dubai and expanding our administrative workforce in Pakistan and Dubai. Our wage expense increased over $315,000, and office rent increased by $85,000. We also wrote off a receivable that has been deemed uncollectible in the amount of $295,000.

Income (Loss) from Operations

      Loss from operations for the nine months ended March 31, 2008 totaled $(1,595,505), or approximately 338.8% of net revenue, compared to income of $1,856,923, or approximately 62.2% of net revenue for the nine months ended March 31, 2007, a decrease of $3,452,428 or approximately 185.9%. The decrease was primarily due to the decrease in our net revenue and the increase in our operating expenses for nine months ended March 31, 2008 as compared with 2007.

Net Income (Loss)

      Net loss for the nine months ended March 31, 2008 totaled $(1,488,339) compared to net income of $1,098,558 for the nine months ended March 31, 2007, a decrease of $2,586,897, or approximately 235.5%. The decrease in net income was primarily due to the decrease in our net revenue and increase in our cost of sales and operating expenses as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      Our primary source of liquidity as of March 31, 2008 is our cash on hand and accounts receivable. Net cash used in operations for the nine months ended March 31, 2008 was $1,444,097, as compared to net cash used in operations of $115,218 during the same period in 2007. Our cash and cash equivalents were $103,361 and $539,763 as of March 31, 2008 and 2007, respectively. Our current assets totaled $636,331 on March 31, 2008. Our current liabilities were $577,227 on March 31, 2008. Working capital was $59,104 as of March 31, 2008.

      Net cash provided by (used in) investing activities totaled $(64,160) for the nine months ended March 31, 2008, compared with $(597) for the nine months ended March 31, 2007. The net cash change was $(672,350) and $488,934 for the nine months ended March 31, 2008 and 2007, respectively.

      On November 13, 2006, the Company entered into the Stock Purchase Agreement pursuant to which the investor purchased 380,000 shares of common stock for $2,650,000, of which $150,000 was to be paid on November 13, 2006 and the balance is to be paid in installments. As of March 31, 2008, $593,829 was still owed to the Company.

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

Risks Associated with our Financial Needs

Our lack of readily available working capital has impacted our ability to execute our business plan

      Large, revenue generating engineering projects have been a core part of our business and require significant upfront investment. We have been successful in securing large engineering projects from multi-national companies such as Nokia, Siemens, Ericsson, Huawei, Warid Telecom and China Mobile. However, our working capital has not been sufficient to fulfill the requirements of these large projects. As a result, we have had to curtail these activities. Although we have been able to secure systems integration work from some of these customers, our inability to provide the full range of services contemplated by these engineering projects has had, and will continue to have, an adverse effect on our revenues and profitability.

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

Changes in the price of Raw Materials, such as Steel, can have a large impact on our profitability

      Our results of operations are impacted by the cost of raw materials. Price increases in raw material may not be able to be passed along to customers or customers may chose not to move forward with projects due to cost concerns. Steel is a principal raw material used in our network services business. Pakistan, in general, has recently experienced a steel shortage, which is largely imported, and the price has also risen significantly. The combination of steel shortages and price increases has caused delays in some projects and may have impacted our customers determination to pursue projects. This resulted in decreased revenues in the most recent fiscal period.

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

Our business will suffer if we fail to anticipate and develop new services and enhance existing services in order to keep pace with rapid changes in technology and the industry on which we focus

      The market for our services is characterized by rapid change and technological improvements, evolving industry standards, changing client preferences and new product and service introductions. Failure to anticipate these advances, or respond in a timely and cost-effective way to these technological developments, will result in serious harm to our business and operating results. We have derived, and we expect to continue to derive, a substantial portion of our revenues from serving telecommunications providers with systems that utilize today's leading technologies and that are capable of adapting to future technologies. Further, products, services or technologies that are developed by our competitors may render our services non-competitive or obsolete. As a result, our success will depend, in part, on our ability to develop and market service offerings that respond in a timely manner to the technological advances of our customers, evolving industry standards and changing client preferences.

Risks related to our IT business

Because we have decided to focus on developing proprietary software products and sublicensing the Provisus product rather than licensing products from established developers, we cannot be assured that these products will receive market acceptance.

In the past, we relied on established software products that we licensed from third parties. We paid significant licensing fees to the developers of these products for their use. In order to reduce these costs and maximize revenues and profits, we decided to develop our own proprietary products and sublicense the new Provisus product which we license from Provisus for which we are not required to pay any up-front licensing fee. However, the process of developing proprietary products is time consuming and costly. Moreover, even if these products can be successfully developed, there can be no assurance that these products will gain market acceptance.

Our products are complex and have a lengthy implementation process; unanticipated difficulties or delays in the customer acceptance process could result in higher costs and delayed payments

      Implementing our IT solutions can be a relatively complex and lengthy process since we typically customize these solutions for each customer's unique environment. Often our customers may also require rapid deployment of our software solutions, resulting in pressure on us to meet demanding delivery and implementation schedules. Delays in implementation may result in customer dissatisfaction and/or damage our reputation, which could materially harm our business.

      The majority of our existing contracts provide for acceptance testing by the customer, which can be a lengthy process. Unanticipated difficulties or delays in the customer acceptance process could result in higher costs, delayed payments, and deferral of revenue recognition. In addition, if our software contains defects, or we otherwise fail to satisfy acceptance criteria within prescribed times, the customer may be entitled to cancel its contract and receive a refund of all or a portion of amounts paid or other amounts as damages, which could exceed related contract revenue and which could result in a future charge to earnings. Any failure or delay in achieving final acceptance of our software and services could harm our business, financial condition, results of operations and cash flows.

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

The IT industry is highly competitive and if our products do not satisfy customer demand for performance or price, our customers could purchase products and services from our competitors

      The IT markets in which we operate are intensely competitive and we face continuous demand for improved product performance, new product features and reduced prices, as well as intense pressure to accelerate the release of new products and product enhancements. The market for software solutions is extremely large. Our existing and potential competitors include many domestic and international companies, including some competitors that have substantially greater financial, manufacturing, technological, marketing, distribution and other resources, larger installed customer bases and longer-standing relationships with customers than we do. Customers also may offer competitive products or services in the future since those that have purchased solutions from us are not precluded from competing with us. Many telecommunications companies have large internal development organizations, which develop software solutions and provide services similar to the products and services we provide. We also expect competition may increase in the future from application service providers, existing competitors and from other companies that may enter our existing or future markets with solutions which may be less costly, provide higher performance or additional features or are introduced earlier than our solutions.

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

      Some of these factors are within our control and others are not. A variety of potential actions by our competitors, including a reduction of product prices or increased promotion, announcement or accelerated introduction of new or enhanced products, or cooperative relationships among competitors and their strategic partners, could negatively impact the sales of our products and we may have to reduce the prices we charge for our products. Revenue and operating margins may consequently decline. We may not be able to compete successfully with existing or new competitors or to properly identify and address the demands of new markets. This is particularly true in new markets where standards are not yet established. Our failure to adapt to emerging market demands, respond to regulatory and technological changes or compete successfully with existing and new competitors would materially harm our business, financial condition, results of operations and cash flows.

Our products are complex and may have errors that are not detected until deployment, and litigation related to warranty and product liability claims could be expensive and could negatively affect our reputation and profitability

      Our agreements with our customers typically contain provisions designed to limit our exposure to potential liability for damages arising out of the use of or defects in our products. These limitations, however, tend to vary from customer to customer, and it is possible that these limitations of liability provisions may not be effective. We currently do not maintain errors and omissions insurance, which, subject to customary exclusions, would cover claims resulting from the failure of our software products or services to perform the function or to serve the purpose intended. As a result, we would be required to pay the full amount of any claim. Further, defending such a suit, regardless of its merits, could be expensive and require the time and attention of key management personnel, either of which could materially harm our business, financial condition and results of operations. In addition, our business reputation could be harmed by product liability claims, regardless of their merit or the eventual outcome of these claims.

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

Political instability in Pakistan has had a material adverse effect on demand for our services or products

The defeat of Pakistan's President in recent elections has caused significant instability in Pakistan. Pakistan's judiciary has taken a leading role in seeking to bring in true democracy in the country. These events have damaged the image of Pakistan internationally. As a result, international lending institutions have not been extending credit to Pakistan for infrastructure improvement and new investment in Pakistan has slowed. This has also lead to shortage of power in Pakistan. Each of these factors has had a direct impact on new telecommunications infrastructure products being undertaken.

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

Disclosure of trade secrets could aid our competitors

      We do not currently attempt to protect our trade secrets by registering for trademark, trade name, copyright or patent protection in any jurisdiction. Rather, we attempt to protect our trade secrets by entering into confidentiality and intellectual property assignment agreements with third parties, our employees and consultants. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us. In addition, others may independently discover our trade secrets and proprietary information, and in such cases we might not be able to assert any trade secret rights against such party. The misappropriation or duplication of our intellectual property could disrupt our ongoing business, distract our management and employees, reduce our revenues and increase our expenses. We may need to litigate to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming, and the outcome is unpredictable. If our trade secrets become known it may adversely affect our competitive position.

The laws of Pakistan do not protect intellectual property rights to the same extent as those of the United States, and we may be unsuccessful in protecting our intellectual property rights. We may also be subject to third party claims of intellectual property infringement

      The laws of Pakistan, where most of our operations are conducted, do not protect proprietary rights to the same extent as laws in the United States. Therefore, our efforts to protect our intellectual property may not be adequate. Our competitors may independently develop similar technology or duplicate our products or services. Unauthorized parties may infringe upon or misappropriate our products, services or proprietary information.

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

      The increased breadth of our service offerings may result in larger and more complex client projects. This will require us to establish closer relationships with our clients, and, potentially, with other technology service providers and vendors, and require a more thorough understanding of our clients' operations. Our ability to establish these relationships will depend on a number of factors including the proficiency of our technology professionals and our management personnel.

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

Regional conflicts in South Asia could adversely affect the Pakistan economy, disrupt our operations and cause our business to suffer

      South Asia has, from time to time, experienced instances of civil unrest and hostilities among neighboring countries, including between Pakistan and India. In recent years there have been military confrontations between Pakistan and India that have occurred in the region of Kashmir and along the Pakistan-India border. Military activity or terrorist attacks in the future could influence the Pakistan economy by disrupting communications and making travel more difficult and such political tensions could create a greater perception that investments in Pakistan companies involve higher degrees of risk. This, in turn, could have a material adverse effect on the market for our shares.

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

International uncertainties could harm our profitability

      We currently have international operations and we expect these operations to grow in other parts of Asia, the Middle East and Eastern Europe. For each of the year ended June 30, 2007 and the three and nine months ended March 31, 2008, international operations, accounted for approximately 10% of our total revenues. Our international business operations are subject to a number of material risks, including, but not limited to:

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

Future sales of our shares in the public market could negatively affect our stock price

      If our stockholders sell substantial amounts of our common stock, the market price of our common stock could fall. As of May 1, 2008, we had 10,000,000 shares of common stock outstanding. Although 6,880,000 of our shares constitute restricted securities under the Securities Act, the shares may be sold into the marketplace under Rule 144. The possible sale of a significant number of these shares may cause the market price of our shares to fall.

ITEM 3. CONTROLS AND PROCEDURES.

      Averox's management, with the participation of Averox's Chief Executive Officer and acting Chief Financial Officer, has evaluated the effectiveness of Averox's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, Averox's Chief Executive Officer and acting Chief Financial Officer have concluded that, as of the end of such period, Averox's disclosure controls and procedures are effective.

      In connection with the evaluation of the Averox's internal controls during the last fiscal quarter, Averox's Chief Executive Officer and acting Chief Financial Officer have determined that there are no changes to Averox's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, Averox's internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      The Company had filed a suit in the Court of Civil Judge, First Class, Islamabad against M/S Aircom MEA FZ, LLC for declaration, temporary and permanent prohibitory and mandatory injunction, rendition of accounts, and recovery of money/damages worth $6,089,000. The management of the Company was of the opinion that the Company stood a good chance of recovering some of the claimed amounts. However, the courts in Pakistan have been in abeyance for approximately the last four months due to political retaliation by the Pakistani bar on the suspension of High and Supreme Court Judges. As a result, the Company is seeking to dismiss the suit and will seek to pursue its claim against Aircom MEA FZ LLC in the United Kingdom.

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

                                                    AVEROX INC.
                                                    (Registrant)


Date: May 12, 2008                                  /s/ Salman Mahmood
      ------------                                  ----------------------------
                                                    Salman Mahmood
                                                    Chief Executive Officer


Date: May 12, 2008                                  /s/ Mirza Yasser Ahmad
      ------------                                  ----------------------------
                                                    Mirza Yasser Ahmad
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
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