Form 10KSB
period 2008-06-30
AVEROX INC.
filed 2008-10-14
CIK 1096656

---------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark one)

     |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     For the fiscal year ended June 30, 2008

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                        Commission file number 000-28867

                                   AVEROX INC.
                 (Name of small business issuer in its charter)

                 Nevada                                  88-0407936
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

             House No. 381
     Street No. 13, Sector F-10/2,
          Islamabad, Pakistan
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

                               +92 (0) 51 211 0755
                (Issuer's telephone number, including area code)

Securities registered Under Section 12(b) of the Act:

      Title of each class          Name of each exchange on which registered
-------------------------------        -----------------------------------------
            None                                    None
Securities registered Under Section 12(g) of the Act:

      Title of each class              Name of each exchange on which registered
-------------------------------        -----------------------------------------
    Common Stock, par value              Over-the-Counter (OTC) Bulletin Board
       $0.004 per share

                               -------------------

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. Yes |_| No |X|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act. Yes |_| No |X|

                               -------------------

The issuer's total consolidated revenues for the fiscal year ended June 30, 2008 were $826,300.

The aggregate market value of the common equity held by non-affiliates of the registrant was $24,500,000 as of September 30, 2008.

The number of shares outstanding of the registrant's common equity as of September 30, 2008 was 10,000,000 shares.

                                   AVEROX INC.

                         2008 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS....................................................................1
ITEM 2.    DESCRIPTION OF PROPERTY....................................................................7
ITEM 3.    LEGAL PROCEEDINGS..........................................................................7
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................8

                                               PART II

ITEM 5.    MARKET  FOR  REGISTRANT'S  COMMON  EQUITY,  RELATED  STOCKHOLDER  MATTERS  AND  ISSUER
           PURCHASES OF EQUITY SECURITIES.............................................................9
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.................................10
ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................23
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......23
ITEM 8A.   CONTROLS AND PROCEDURES...................................................................23
ITEM 8B.   OTHER INFORMATION.........................................................................25

                                              PART III

ITEM 9.    DIRECTORS  AND  EXECUTIVE  OFFICERS,  PROMOTERS AND CONTROL  PERSONS;  COMPLIANCE  WITH
           SECTION 16(A) OF THE EXCHANGE ACT.........................................................26
ITEM 10.   EXECUTIVE COMPENSATION....................................................................27
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED  STOCKHOLDER
           MATTERS...................................................................................28
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................28
ITEM 13.   EXHIBITS..................................................................................29
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES....................................................30

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

      On November 13, 2006, Averox consummated the transactions contemplated by an Exchange Agreement, dated October 30, 2006, by and among Averox, certain shareholders of Averox, Averox FZ-LLC (formerly Pearl Consulting FZ-LLC), a free zone limited liability company organized under the laws of Dubai, UAE ("Averox Dubai") and Salman Mahmood ("Mahmood")(the "Exchange Agreement"). Accordingly Averox acquired all of the issued and outstanding shares of stock of Averox Dubai, which included its subsidiary, Averox (Private) Limited (formerly Pearl Consulting (Private Limited)), a private limited company organized under the laws of Pakistan ("Averox Pakistan") which Averox Dubai acquired from Mahmood and his spouse on August 31, 2006. Effective as of March 31, 2008, Averox ceased its operation in Dubai and Averox Dubai become dormant. On March 31, 2008, Averox Dubai transferred the shares of Averox Pakistan owned by it to Averox Inc., subject only to regulatory approvals. Upon completion of such transfer, Averox Pakistan will become a wholly-owned subsidiary of Averox Inc. In this discussion of Averox's current business, unless the context otherwise requires, references to Averox, "we", "us" or "our" include Averox Dubai and its direct and indirect subsidiaries, and references to Averox Dubai's business or the business of Averox Dubai mean the combined businesses of Averox Dubai and Averox Pakistan.

      We are an independent provider of software solutions, engineering and telecommunications network deployment services, systems integration, alternative energy solutions and related support services. Although our business has primarily focused on standard solutions and end products for the telecommunications industry, our software solutions and services are also being marketed and employed in other industries and areas of our business. We believe that we have established an excellent reputation for applying specialized and innovative problem-solving skills to a diverse range of clients and industries.

      Historically, the principal services we have provided include the design, deployment, integration, and the overall management of telecommunications networks for both large and small companies. Our work for telecommunication companies has involved software development, radio frequency engineering, project management and/or installation of telecommunications equipment. In some instances, we have worked as a subcontractor for portions of these projects. In other instances, we have contracted to act as general contractor for an entire system engineering project covering all aspects of design and execution.

      Acting as general contractor to provide turnkey telecom engineering services produces high revenues, but also requires us to incur significant costs for, among other things, software material costs, subcontractor fees and labor costs. We also take on all of the financial risks associated with the completion of the project. Because of these costs, potential risks and limited capital resources, we have determined to de-emphasize telecom civil works projects such as base transmitter, or BTS stations, site development, unless the customer is willing to advance all costs required for the project.

      In furtherance of this determination, we have, in one instance, transferred our obligations as system engineer to a third party in exchange for the right to receive commissions from project revenues until August 30, 2009. This agreement will give us a stream of revenue over this period without any associated costs.

      The recent focus of our business has been on proprietary software development and systems integration. We have also entered the solar and wind powered generators market, offering a range of wind and solar powered generators that can be used to produce clean and inexpensive power for domestic and commercial use.

      Our information technology professionals license, develop and promote software which delivers industry standard-specific solutions. These solutions cover areas such as telecom billing (retail and interconnect), service activation, mediation, revenue assurance and fraud management. Our IT solutions are also being used for customers outside the telecommunications industry. The solutions developed by our IT professionals or licensed by us for our telecommunications services business address needs in a wide spectrum of areas such as e-commerce, enterprise resource planning, IT strategy and consulting and project management, web-based applications such as content management systems, and Internet and intranet applications. Additionally, we have built and operate portals that address needs in the recruitment, real estate and trading industries. From time to time, we also provide outsourced consulting services.

      By moving away from providing turnkey civil works engineering projects, we are also focusing on systems integration. Rather than acting as turnkey solution provider over an entire project as a systems integrator, we will act as a subcontractor to the turnkey solution provider. Systems integration work does not involve the same expenses as full telecom engineering. Our costs will consist solely of travel and labor thereby significantly reducing the capital outlays required for undertaking a project.

Telecommunication Services and Solutions

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

      We manage projects as a primary vendor as well as a subcontractor for large multinational vendors. As part of our strategy, we are technology and vendor independent, working with Lucent, Siemens, Nortel Networks, Cisco Systems, Samsung, Intec Telecom plc, Evolving Systems Inc, L3 Communication Systems and Juniper. We believe that not aligning with any single technology or vendor allows us to objectively evaluate and recommend specific products or technologies. To date, most of our network engineering and deployment services have been for telecommunications carriers in Pakistan, although we are actively marketing our telecommunications services and solutions in Eastern Europe, the Middle East and the rest of Asia. Our marketing advantage includes our ability to provide engineering expertise across a wide range of telecommunication technologies and equipment platforms at competitive prices.

The Averox Advantage

Vendor and Technology Independence. Our ability to use a wide range of different vendors allows us to offer our customers the most technologically advanced, objective and appropriate suite of solutions available based on the customer's requirements.

Ability to provide a customized telecommunications system. In addition to installing a telecommunication product, unlike many of our competitors, we integrate that product with the customer's existing internal systems.

Extensive Technology Expertise. We have expertise in operations software solutions, or OSS, and business software solutions, or BSS, for all major telecommunications technologies, including: PSTN, CDMA, GSM, GPRS, EDGE, EV-DO, UMTS, WiMax and WiFi. The critical components of our ability to meet customer expectations include our broad scope of services and our technical expertise.

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

Information Technology

      Our IT professions are highly skilled in a wide spectrum of information technology areas including product development, project management, enterprise client/server based solutions, e-commerce solutions, IT strategy and consulting, systems development, systems integration, application management, enterprise resource planning, customer relationship management, business process re-engineering, quality management, and web-based applications, such as content management systems and Internet and Intranet applications.

Information Technology Services

      As an integral part of our telecommunications network services and solutions, we provide OSS and BSS from multiple vendors, including solutions for telecom billing (retail and interconnect), service activation, mediation, revenue assurance and fraud management. Because each customer has different requirements and systems, extensive customization services are provided to integrate the operations and business software with the customer's network solutions. We also provide ongoing support for these systems.

      Our ability to provide OSS/BSS operations and business solutions differentiates us from other telecommunications services providers, the services of which are limited to network installation. Our solutions provide customized integration of the customer's systems with the network being installed.

Information Technology Products

      Our telecommunications service work led us into the area of proprietary product development. Originally, we worked with other vendors' proprietary technology, providing only customized software to integrate these vendors' products with the client's existing systems. From this work, we recognized that there were product needs that other vendors' product offerings did not address and product functionality upon which we could improve. In response, we developed proprietary products to meet these needs, including specific solutions that enable companies in any industry to manage, synchronize and co-ordinate all customer communication channels, including the Internet, call centers, field organizations and partner networks. These products are in a wide range of domains and provide competitive solutions with a view to assisting clients in reshaping and managing their businesses more efficiently. Each product can be offered as a stand-alone solution or packaged as part of an integrated product offering of our products or combined with other vendors' products.

      The following are some of the more significant products which we offer both under our brand name or under a customer's private label:

o Provisus(TM). On August 5, 2008, we acquired from Provisus Ltd. a product currently under development named Provisus(TM) which provides service activation and provisioning technology to telecom operators. Prior to our acquisition of the product, we were licensed to sell the product. The Provisus(TM) product is expected to be tested by one of the world's leading mobile (3G/GSM) operators. If the testing of the product is successful, we believe that the operator will sublicense the product and that Provisus(TM) will be attractive to other telecommunications providers. The Provisus(TM) product has worldwide application for both fixed and mobile telecommunications. However, even if the Provisus(TM) product is successfully tested, it will take at least six to nine months before Averox derives any significant license fees from this product.

o BMS On-Demand. It has been our experience that many customer relationship management products fail to meet customer needs and require extensive, time-consuming customization. BMS On-Demand is a web-based product offering a complete business solution for sales and marketing automation. BMS On-Demand is a combination of best-practices in customer relationship management and our twenty years of experience in dealing with customers and their needs. This product is intended to replace ineffective customer relationship management systems and can be installed within a reasonable time.

o DocTrail. We offer a document management solution, DocTrail, that combines document and records management capabilities into a single, complete offering. We believe that DocTrail enables a customer to reduce the time, cost and complexity involved in storing and accessing documents. Our product is designed to enhance customer service and operational efficiency, improve security and address regulatory compliance requirements. DocTrail is offered in two versions, one as a web-based application and the other a network-based application. The version sold is based upon the customer's business needs.

o Ticket Management System. Our Ticket Management System was developed for our own internal business requirements. It is a web-based, easy to configure solution for optimizing every aspect of a company's support service and help desk processes, including tracking the history of the inquiry, creating an accessible database of problem resolution, customer management and automatic email/text message notifications. Our next version of the product will also include a feature to permit automated telephonic problem notification to ensure response to critical problems if email/text message notification fails.

Alternative Energy Solutions

      We have recently entered the solar and wind powered generators market in response to a growing demand for reliable electricity sources in remote or rural locations and to counter shortages and increasing prices of oil and gas. We offer a range of wind and solar powered generators that can be used to produce clean and inexpensive power for domestic and commercial use. These small, portable generators are designed for use as an alternative or emergency power source for telecommunications and other commercial applications in locations where grid-based power is expensive, unreliable or unavailable. These turbines can be connected to the meter at a base transceiver station (BTS), house, school, office, apartment building, farm, factory, hotel or other locations where the electricity consumption falls within the production capacity of these turbines. This market is growing exponentially due to the increasing global demand for alternative energy sources. Recent estimates for wind-based applications suggest that annual growth for this market will exceed 25% per year over the next several years.

E-Commerce Portals

      As part of our professional services, we have managed web portals for our customers. From this experience we have developed and are operating our own e-commerce portals including Tradebuying.com, IndentPoint.com and DealBuying.com. These sites have accumulated an aggregate of approximately 1.8 million hits per month.

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

      We have recently established a SAP consultancy division to address the large and growing demand for enterprise in resource planning software services. SAP refers to the wide range of enterprise planning software. SAP software is the leading business process improvement solution and is used by major companies covering telecom, manufacturing, finance and government. The worldwide market for SAP solutions and services is currently running at one billion US dollars per year for licenses and professional services to over 75,000 customers for business process improvement covering the telecommunication, manufacturing and financial sectors.

ISO Qualification

      In 2007, we received ISO 9001:2000 certification for our telecommunications and IT businesses. This certification validates that we are among an exclusive tier of companies that possess well-defined and integrated quality measures and comprehensive programs that ensure our services are provided according to uniform standards that are considered best practices within the industry. We believe that the certification demonstrates our dedication to providing high quality services and products to our customers.

Customers

      Our telecommunications and IT customers range from large multinational companies to local small and medium sized enterprises. Our clients have included Milicom, Telenor, Orascom Telecom, Lucent Technologies, Siemens, Ericsson, Nortel Networks, Nokia, Samsung, Ufone, Warid Telecom and Azure Solutions. For these customers, we have acted as a primary vendor and as a subcontractor. During the fiscal year ended June 30, 2008, two customers accounted for 65% of our revenues.

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

      Increasingly, we receive business opportunities through businesses such as Proven Energies, Tekelec, eServe Global, Connectiva, CRX, Neural Technologies and Intec Telecom Systems, who have been selected for larger solution implementations where our products represent only a portion of the overall solution or which subcontract our services for implementation. We plan to continue the approach of working with partners and system integrators in 2008 and beyond.

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

      We expend amounts on research and development, particularly for new products and/or for enhancements of existing products. For the years ended June 30, 2008 and 2007, we did not allocate any costs specifically for research and development.

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

      The market for our solutions is subject to rapid technological change and changing industry standards. We face growing demand for improved product performance, new product features and rapid integration capabilities, and reduced prices, as well as pressure to accelerate the release of new products and product enhancements. The market for software solutions is extremely large. By concentrating our activities on those potential clients which can most benefit from our solutions, we believe we can effectively market our solutions. We differentiate ourselves from competitors through a combination of our telecommunications knowledge, low-cost offshore development, products, services, integration capabilities and strong customer relationships. Our telecommunication network services activities give us an opportunity to directly market our solutions to our network services customers. Furthermore, once a customer has implemented one of our core software products, we are in a preferable position, in contrast to our competitors, to develop additional functionality or react to changes in their business needs by offering additional products or services.

Intellectual Property Rights

      To date, we have not applied for any patent, trademark, trade name or copyright protection in any jurisdiction in which we operate. We therefore rely on common law rights, trade secret laws and confidentiality provisions in our agreements to prevent the unauthorized disclosure and use of our property.

Employees

      As of September 26, 2008, we had 89 full-time employees, of which two are in Management, 20 are in human resources and administration, four in finance and accounts, three in marketing and sales, 19 and 39, are in IT and telecommunications, respectively, and two are in networking. All of our employees are based in either Pakistan, Dubai, United Arab Emirates and the United Kingdom. From time to time, we also engage independent contractors to assist in our activities. None of our employees are unionized. We have never experienced a work stoppage as a result of labor issues, and we believe that our employee relations are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY.

      Averox Pakistan maintains its executive offices at a government subsidized technology park at House No. 381, Street 13, F-10/2, Islamabad Pakistan, where it occupies 666 square yards (1,998 square feet) and pay approximately $1,666 per month. We consider our current office space adequate for our current operations.

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

The rights to both of these cases have been assigned to Provisus Ltd. in partial consideration for our purchase of the Provisus software product, subject to the filing of paperwork for court approval.

      With the exception of the above, we are not involved in any legal proceedings which may have a significant affect on our business, financial position, results of operations or liquidity, nor are we aware of any proceedings that are pending or threatened which may have a significant affect on its business, financial position, results of operations or liquidity.

Available Information

      We file annual, quarterly and current reports, information statements and other information with the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at Station Place, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended June 30, 2008.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      As of September 23, 2008, there were 15 record holders of our common stock and there were 10,000,000 shares of our common stock outstanding.

      The following table shows the high and low bid prices of our common stock as quoted on the OTC Bulletin Board by quarter during each of our last two fiscal years ended June 30, 2008 and 2007 and for each quarter after June 30, 2008. Our shares did not trade on the OTC Bulletin Board until February 28, 2008 and, accordingly, no activity is reported until this date. These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions.

The information below was obtained from those organizations, for the respective periods.

                  Quarter                                                        High                 Low
-----------------------------------------------------------------------          ----                 ----
2007              First Quarter........................................          $n/a                 $n/a
                  Second Quarter.......................................           n/a                  n/a
                  Third Quarter (from February 28, 2007) ..............          7.50                 0.10
                  Fourth Quarter.......................................          7.50                 6.65

2008              First Quarter........................................          7.50                 6.90
                  Second Quarter.......................................          7.50                 6.90
                  Third Quarter........................................          7.50                 6.89
                  Fourth Quarter.......................................          7.49                 6.90

2009              First Quarter                                                  7.50                 5.00
                  Second Quarter (through September 30, 2008)                    7.00                 7.00

      The high and low bid prices for shares of our common stock on September 23, 2008 was $7.50 and $5.00 per share, respectively, based upon bids that represent prices quoted by broker-dealers on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

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

Subsequent Events

We intend to effect a 10-for-1 stock split of the our common stock on October 25, 2008. The split will be effected through an amendment to our articles of incorporation. Pursuant to the amendment, each outstanding share of common stock would be converted into ten outstanding shares of our common stock so that there will be 100,000,000 shares of common stock outstanding when the split becomes effective on October 25, 2008.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following presentation of management's discussion and analysis has been prepared by our internal management and should be read in conjunction with our audited financial statements for the years ended June 30, 2008 and 2007, including the notes thereto. Some of the statements below discuss "forward-looking" information. Those statements include statements regarding the intent, belief or current expectations of Averox and our management team. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These risks and uncertainties include but are not limited to, those risks and uncertainties discussed under the heading "Risk Factors" in this report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

      We were incorporated under the name Flickering Star Financial, Inc. ("Flickering Star") on November 25, 1996 under the laws of the State of Nevada. From January 1, 1997 through March 31, 1997, Flickering Star was in its development stage. It originally intended to act as a finder of individuals who would serve as credit enhancers for motion picture completion guaranty contracts. As at December 31, 1996, all funds raised by the sale of shares of Flickering Star in order to fulfill its initial objective had been expended and, after March 31, 1997, Flickering Star became dormant.

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

      Effective as of March 31, 2008, Averox ceased its operation in Dubai and Averox Dubai become dormant. On March 31, 2008, Averox Dubai transferred the shares of Averox Pakistan owned by it to Averox Inc., subject only to minor regulatory approvals. Upon such transfer, Averox Pakistan will become a wholly-owned subsidiary of the Company.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED JUNE 30, 2008 AND 2007

      The following table presents the statement of operations for the year ended June 30, 2008 as compared to the comparable period ended June 30, 2007. The discussion following the table is based on these results.

                                                       2008            2007
                                                    -----------     -----------

Net Revenue                                         $   826,300     $ 3,611,687

Cost of sales                                           927,101       1,265,649
                                                    -----------     -----------
            Gross profit                               (100,801)      2,346,038

Bad debts                                               284,700       2,023,336
General and administrative expenses                   1,441,571         845,416
                                                    -----------     -----------

            Income from operations                   (1,827,072)       (522,714)
                                                    -----------     -----------

Other (Income) Expense
            Interest income                              (4,052)         (7,035)
            Other income (expense)                       14,198               0
            Interest expense                              4,141          10,357
            Currency exchange (gains) losses                 60             415
            (Gain) loss on disposal of asset                (99)         (2,785)
                                                    -----------     -----------
            Total Other Income                           14,248             952
                                                    -----------     -----------

            Income before income taxes               (1,841,320)       (523,666)

Provision for income taxes                              102,630         117,411
                                                    -----------     -----------

Net income                                          $(1,943,950)    $  (641,077)
                                                    ===========     ===========

Net revenue

      Net revenue for the year ended June 30, 2008 totaled $826,300 compared to $3,611,687 for the year ended June 30, 2007, a decrease of $2,785,387, or approximately 77%. The decrease in sales was primarily due to political turmoil in Pakistan. Sales revenue from existing and new clients were delayed or canceled due to political turmoil in Pakistan over the last year. Due to continuous lawyer strikes, court operations were seriously affected in Pakistan. This resulted in increased credit defaults and payment delays from clients. Averox had to decline a number of high risk business opportunities requiring credit terms to avoid bigger losses.

Cost of Sales

      Cost of sales for the year ended June 30, 2008 totaled $927,101, or 112% of net revenue, compared to $1,265,649, or 35% of net revenue, for the year ended June 30, 2007, a decrease of $338,548, or approximately 26.7%. The decrease in the dollar amount was due to the decrease in sales for the reasons listed above. The increase in the percentage of cost of sales to net revenue, on the other hand, was primarily due to unforeseeable delays at project sites due to security issues of workers at these sites where work was being executed. Such delays hampered the completion deadlines of the projects leading to an increase in costs. Also, unanticipated surges in prices of fuel, steel and other key components of our raw materials also significantly increased material costs and overhead.

Operating Expense

      General and administrative expenses for the year ended June 30, 2008 totaled $1,441,571, or approximately 174% of net revenue, compared to $845,416, or approximately 23% of net revenue, for the year ended June 30, 2007, an increase of $596,155, or approximately 71%. The increase in general and administrative costs during the year ended June 30, 2008 was mainly caused by the setup of a new office in Dubai. The costs related to the new Dubai office were approximately $425,000. This included costs such as new employee hiring, trade license, office rent, insurance costs, promotions, etc. The Company has since ceased its Dubai operations.

      Bad debts for the year ended June 30, 2008 were $284,700 compared to $2,023,336 for the year ended June 30, 2007, a decrease of $1,738,636, or approximately 86%. The main reason for the strong decrease in bad debts compared to the past year is the new policy implemented by the Company regarding order acceptance as a consequence of the political turmoil in Pakistan. In order to avoid risk of credit default, the Company decided to only accept orders from clients that were willing to pay upfront, which significantly reduced payment default.

Income (loss) from Operations

      Loss from operations for the year ended June 30, 2008 totaled ($1,827,072), or approximately (221%) of net revenue, compared to loss from operations of ($522,714), or approximately (14.5%) of net revenue, for the year ended June 30, 2007, an increase of $1,304,358, or approximately 250%. The increase in loss from operations was primarily due to the reasons stated above.

Other income (expenses)

      Other expenses for the year ended June 30, 2008 totaled $14,248, or approximately 1.7% of net revenue, compared to $952, or approximately 0% of net revenue, for the year ended June 30, 2007. An increase of $13,296, or approximately 1,398%. The increase in other expenses has to do primarily with the write off of uncollectible accounts for an amount of $14,198.

Net Income (Loss)

      Net loss for the year ended June 30, 2008 totaled ($1,943,950) compared to ($641,077) for the year ended June 30, 2007, an increase of $1,302,873, or approximately 203%. The increase in net loss was primarily due to reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

      Our primary source of liquidity as of June 30, 2008 is our cash on hand and accounts receivable. Net cash used in operations for the year ended June 30, 2008 was $1,511,025, as compared to net cash used in operations of $517,005 during the same period in 2007. Our cash and cash equivalents were $16,520 and $775,712 as of June 30, 2008 and 2007, respectively. Our current assets totaled $405,420 and $1,561,313 as of June 30, 2008 and 2007, respectively. Our current liabilities were $577,065 and $613,502 as of June 30, 2008 and 2007, respectively. Working capital was $(171,646) and $947,811 as of June 30, 2008 and 2007, respectively.

      Net cash used in investing activities totaled ($68,739) for the year ended June 30, 2008, compared to ($9,673) for the year ended June 30, 2007.

      Net cash provided by financing activities totaled $881,928 for the year ended June 30, 2008, compared to $1,254,711 for the year ended June 30, 2007. The net cash change was $(759,191) and $724,883 for the years ended June 30, 2008 and 2007, respectively.

      On November 13, 2006, the Company entered into the Stock Purchase Agreement pursuant to which an investor purchased 380,000 shares of common stock for $2,650,000, of which $150,000 was to be paid on November 13, 2006 and the balance is to be paid in installments. As of March 31, 2008, $477,524 was still owed to the Company.

      We will continue to evaluate alternative sources of capital to meet our growth requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us. As more particularly described under the section titled "Risk Factors", there is substantial doubt about our ability to continue as a going concern and we may be forced to curtail our business.

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

Risks Associated with our Financial Needs

Our lack of cash reserves and liquid assets could result in an interruption of our business and has led our auditors to express doubt about our ability to continue as a going concern

      We do not currently have significant cash reserves. Although we have a subscription receivable for $477,524, our ability to fund our operations is dependent at the present time on collections of our accounts receivable. We have experienced difficulties in the recent past with collecting on our receivables. Until we receive the proceeds from our subscription receivable, the failure of our customers to timely pay accounts receivable could force us to curtail our operations. Accordingly, our auditors have qualified their report on our financials statements by expressing substantial doubt about our ability to continue as a going concern.

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

Political instability in Pakistan has had a material adverse effect on demand for our services and products

      There is significant instability in Pakistan. Certain recent events have damaged the image of Pakistan internationally. As a result, Pakistan's credit rating has been down graded by international ratings agencies. This has also lead to shortage of capital in Pakistan. Each of these factors has had a direct impact on new telecommunications infrastructure products being undertaken.

The fact that a substantial portion of our business is centered in Pakistan has negatively impacted on our financing efforts.

      The negative perception of Pakistan in the western world, particularly in the United States and western Europe, has made it more difficult for us to secure new financing. This negative perception may impair our ability to obtain funding for our business.

The settlement of the purchase price for our acquisition of Provisus software could result in significant additional dilution of our equity.

      On August 5, 2008, we acquired Provisus software and certain related intellectual property. We have the option to pay $1,000,000 of the purchase price in cash or in shares of our stock valued at $5,000,000. In the event that we do not have sufficient cash to pay the purchase price, we will be forced to pay the balance in shares of our stock. The number of shares we may be required to issue will not be known until August 5, 2009.

      At the current market price of $7.00 per share, we would issue 713,285 shares, or 6.66% of our stock on a fully diluted basis. If our stock price were below $7.00 per share, the dilution of our stock would be more significant.

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

Changes in the price of raw materials, such as steel, can have a large impact on our profitability

      Our results of operations are impacted by the cost of raw materials. Price increases in raw material may not be able to be passed along to customers or customers may chose not to move forward with projects due to cost concerns. Steel is a principal raw material used in our network services business. Pakistan, for example, has recently experienced a steel shortage, which is largely imported, and the price has also risen significantly. The combination of steel shortages and price increases has caused delays in some projects and may have impacted our customers determination to pursue projects. This resulted in decreased revenues in the most recent fiscal period.

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

Risks related to our IT business

Because we have decided to focus on developing our software products, including the Provisus(TM) product, rather than licensing products from established developers, we cannot be assured that these products will receive market acceptance.

      In the past, we relied on established software products that we licensed from third parties. We paid significant licensing fees to the developers of these products for their use. In order to reduce these costs and maximize revenues and profits, we decided to develop our own products in addition to the Provisus(TM) product which we acquired from Provisus. However, the process of developing products is time consuming and costly. Moreover, even if these products can be successfully developed, there can be no assurance that these products will gain market acceptance.

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

Potential future business acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results

      We regularly evaluate opportunities to acquire new businesses as part of our ongoing strategy. If we successfully complete an acquisition, we will have to integrate it into our operations. Integration may require significant management time and financial resources. Our failure to properly integrate the businesses we acquire and to manage future acquisitions successfully could seriously harm our operating results. In addition, acquired companies may not perform as well as we expect, and we may fail to realize anticipated benefits. In connection with an acquisition, we may issue shares of stock that would dilute our current stockholders' ownership and incur debt and other costs in connection with future acquisitions which may cause our quarterly operating results to vary significantly.

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

Disclosure of trade secrets could aid our competitors

      We do not currently attempt to protect our trade secrets by registering for trademark, trade name, copyright or patent protection in any jurisdiction. Rather, we attempt to protect our trade secrets by entering into confidentiality and intellectual property assignment agreements with third parties, our employees and consultants. However, these agreements can be breached and, if they are, there may not be an adequate remedy available to us. In addition, others may independently discover our trade secrets and information, and in such cases we might not be able to assert any trade secret rights against such party. The misappropriation or duplication of our intellectual property could disrupt our ongoing business, distract our management and employees, reduce our revenues and increase our expenses. We may need to litigate to enforce our intellectual property rights or to determine the validity and scope of the rights of others. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming, and the outcome is unpredictable. If our trade secrets become known it may affect adversely our competitive position.

The laws of Pakistan do not protect intellectual property rights to the same extent as those of the United States, and we may be unsuccessful in protecting our intellectual property rights. We may also be subject to third party claims of intellectual property infringement

      The laws of Pakistan where most of our operations are conducted do not protect rights to the same extent as laws in the United States. Therefore, our efforts to protect our intellectual property may not be adequate. Our competitors may independently develop similar technology or duplicate our products or services. Unauthorized parties may infringe upon or misappropriate our products, services or information.

In the event that we are infringing upon the rights of others or violating licenses, we may become subject to infringement claims that may prevent us from selling certain products and we may incur significant expenses in resolving these claims

      It is possible that our business activities may infringe upon the rights of others, or that other parties may assert infringement claims against us. If we become liable to any third party for infringing its intellectual property rights, we could be required to pay substantial damage awards and develop non-infringing technology, obtain licenses, or cease selling the applications that contain the infringing intellectual property. Litigation is subject to inherent uncertainties, and any outcome unfavorable to us could materially harm our business. Furthermore, we could incur substantial costs in defending against any intellectual property litigation, and these costs could increase significantly if any dispute were to go to trial. Our defense of any litigation, regardless of the merits of the complaint, likely would be time-consuming, costly, and a distraction to our management personnel. Adverse publicity related to any intellectual property litigation also could harm the sale of our products and services, and damage our competitive position.

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

International uncertainties could harm our profitability

      We currently have operations outside of Pakistan and we expect these operations to grow in other parts of Asia, the Middle East and Eastern Europe. For the year ended June 30, 2008 international operations outside of Pakistan, accounted for approximately 24% of our total revenues. Our international business operations are subject to a number of material risks, including, but not limited to:

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

Risks of owning our shares

There has been a limited market for our Common Stock and, therefore, it may be difficult for our shares to be sold at attractive prices, if at all

      Our shares have only recently begun to trade on a limited basis and there is no coverage of our company by analysts or market makers. This may or may not affect the future performance of our shares. There can be no assurance that an active trading market for our shares will develop or that, if developed, will be sustained. In addition, the stock market in general has experienced extreme volatility that often has been unrelated to the operating performance of any company. These broad market and industry fluctuations may result in the decline of the price of our shares, regardless of our operating performance.

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

Future sales of our shares in the public market could negatively affect our stock price

      If our stockholders sell substantial amounts of our common stock, the market price of our common stock could fall. As of September 23, 2008, we had 10,000,000 shares of common stock outstanding. Although 6,880,000 of our shares constitute restricted securities under the Securities Act, after November 12, 2008, the shares may be sold into the marketplace under Rule 144. The possible sale of a significant number of these shares may cause the market price of our shares to fall.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The response to this item is submitted as a separate section of this Report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of our Disclosure Controls and Procedures

      We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

      As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that as of June 30, 2008, our disclosure controls and procedures are effective.

Management's Annual Report on Internal Control Over Financial Reporting.

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that

      (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

      (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Directors;

      (iii) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the Board of Directors; and

      (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

      In connection with the preparation of this Form 10-KSB, our Chief Executive Officer and Chief Financial Officer (our "Certifying Officers") conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and on the criteria set forth in Release No. 33-8238 entitled "Management's Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports". As a result of that evaluation, management identified the following material weakness in our internal controls over financial reporting as of June 30, 2008:

      Insufficient Administrative Personnel: The Company has been operated by a small staff. The utilization of such a small staff may sometimes preclude segregation of duties and levels of review and approval that are the cornerstones of sound internal control systems. In addition, the members of the Company's staff who are responsible for financial reporting are not sufficiently familiar with the requirements imposed by the Exchange Act.

      A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

      Based on our evaluation and the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and Release No. 33-8238, we have concluded that, as of June 30, 2008, our internal control over financial reporting is not effective. This annual Report on Form 10-KSB does not include an attestation report of our registered public accounting firm regarding internal control over financial accounting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

      Our management has taken actions necessary to begin remediating the material weakness that was identified. We are actively seeking to hire additional administrative personnel, intend to consult with outside legal counsel more frequently regarding SEC reporting requirements and are training our current staff more extensively with respect to such requirements. We believe this measure will remediate the material weakness we identified and strengthen our internal control over financial reporting. We are committed to improving our internal control processes and will continue to review our financial reporting controls and procedures.

Inherent Limitations of Internal Controls

      Our system of controls is designed to provide reasonable, not absolute, assurance regarding the reliability and integrity of accounting and financial reporting. Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed or operated, can only provide reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following:

      o Judgments in decision making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes.

      o Controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override.

      o The design of any system of controls is based in part or certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all future conditions.

      o Over time, controls may become inadequate because of changes in circumstances, or conditions. Controls can also deteriorate in the degree of compliance associated with policies and procedures.

      o The design of a control system must reflect the fact that resources are constrained, and the benefits of controls must be considered relative to their costs.

      Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

      Our management, including our Certifying Officers, confirm that there were no changes in our internal control over financial reporting during our fiscal year ending June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

      None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The following table shows the positions held by our board of directors and executive officers and their ages as of September 24, 2008.

      Name              Age                         Position

Salman Mahmood          37          Director of Averox; President, CEO of Averox
                                    Dubai and Averox Pakistan

Graham Hill             62          Director of Averox; Senior Vice President of
                                    Sales and Marketing

Yasser Ahmad            31          Chief Financial Officer

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, requires our directors and executive officers, and persons who own more than 10% our outstanding common stock, to file with the SEC, initial reports of ownership and reports of changes in ownership of our equity securities. These persons are required by SEC regulations to furnish us with copies of all the reports they file. To our knowledge, based solely on a review of the copies of the reports furnished to us and written or oral representations that no other reports were required for those persons during the fiscal year ended June 30, 2008, all of our officers, directors and greater than 10% beneficial owners complied with the reporting requirements of Section 16(a) of the Exchange Act.

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

 Name and Principal        Year      Salary (1)    Option Grants        All Other            Total
      Position                           ($)            ($)         Compensation ($)          ($)
 ------------------        ----      ----------    -------------    ----------------         -----
         (a)               (b)           (c)            (e)                (f)                (g)
 ------------------        ----      ----------    -------------    ----------------         -----
Salman Mahmood,            2008       $150,000          Nil                NA              $150,000
Director of Averox;        2007       $150,000          Nil                NA              $150,000
President, Managing
Director of Averox
Dubai and Averox
(Pakistan)

-------------
(1)   Salary represents base salary earned in 2008 and 2007.

Employment Agreements

      Mr. Hill is a party to a certain Statement of Particulars of Employment contract dated January 3, 2008 with the Company. This contract supersedes the previous contract with the Company and all human resources related Company letters under the previous contract are void as of the March 1, 2008, the effective date of the new contract. Under the terms of the commission based-contract, Mr. Hill receives salary based solely on commission and bonuses of up to a maximum of 20% of the net profit from the sales of the Company, generated by him.

      Mr. Ahmad is a party to a Statement of Particulars of Employment with Averox Pakistan, dated December 6, 2005. Mr. Ahmad receives a salary of $667 per month and is entitled to paid holidays, sick days and 20 vacation days per year. Although the Statement of Particulars of employment is not for a fixed term, Mr. Ahmad is required to give Averox Pakistan four weeks notice of his intent to terminate his employment until he has been employed for two years. Thereafter, the notice period increases by one week for each year of continuous employment until he completes 10 years of continuous employment, after which time he will be obliged to give Averox Pakistan 12 weeks' notice. Conversely, Averox Pakistan must give each four weeks notice of termination until he has been continuously employed for 2 years. Thereafter, the notice entitlement increases by one week for each year of continuous employment until such person has completed 10 years of continuous employment, after which time such person will be entitled to 12 weeks' notice. Under the terms of the Employment Agreement, Mr. Ahmad is required to maintain the confidentiality of Company information he has received.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth information regarding the beneficial ownership of our common stock as of September 24, 2008 by:

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

                                      Amount and
                                      Nature of
Name and Address                      Beneficial                     Percent of
of Beneficial Owner(1)               Ownership (2)                     Class
----------------------               -------------                   ----------

Salman Mahmood                        6,500,000                        65.00%

All directors and executive
officers as a group
(3 individuals)                       6,500,000                        65.00%

----------
(1) Unless otherwise indicated, the business address of Salman Mahmood is House No. 381 Street No. 13, Sector F-10/2, Islamabad, Pakistan.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      On September 15, 2006, Averox Dubai and Averox Pakistan declared dividends payable to Mr. Mahmood in the aggregate amount of $3,022,833. As of June 30, 2008, dividends remaining to be paid amount is $608.

      Mr. Mahmood has received loans from Averox Pakistan from time to time. As of June 30, 2008 and June 30, 2007 the loan balances were $0 and $1,218,779, respectively. Mr. Mahmood has also received loans from Averox Dubai from time to time. As of June 30, 2008 and 2007, the loan balances were $0 and $1,770,459, respectively. The loans were repaid from the dividends declared on September 15, 2007.

      On August 5, 2008, our subsidiary Averox Pvt. Ltd, acquired from Provisus Ltd, all tangible and intangible assets of Provisus, including, but not limited to: (i) Provisus(TM) software, service activation and provisioning, (ii) Provisus's trademark, website and marketing materials, and (iii) intellectual property rights, source code of core module and all developed modules as of August 5, 2008. Provisus is owned by Mr. Salman Mahmood, Averox's controlling shareholder.

      In exchange for the Provisus assets, Provisus acquired our contingent claims for commissions due from five companies including those describe in Item
3. The aggregate amount of the contingent claims cannot be determined at this time as no information regarding commissions has been received. If Provisus collects more than $500,000 from the disputed accounts, Provisus will pay seventy-five percent (75%) of such excess to us after deducting its legal costs. In addition to the transfer of the claims, under the terms of the Purchase Agreement, we will pay Provisus (i) in perpetuity a royalty equal to twenty percent (20%) of all revenue generated from the sale of Provisus(TM) software and services in excess of $5 million dollars in revenues in the aggregate, and
(ii) either (x) $1 million dollars in cash on the first anniversary of the date of the Purchase Agreement or (y) shares of the our common stock if no cash is available after one year valued at $5 million based upon the then current market price of our shares.

ITEM 13.       EXHIBITS.

Exhibit
Number                              Description of Document

3.1               Articles of Incorporation of Averox Inc. (1)

3.2               Articles of Merger with Agreement and Plan of Merger (2)

3.3               By-Laws of Averox Inc. (1)

10.1 Share Exchange Agreement dated October 30, 2006, by and among Averox, Inc., certain shareholders of Averox, Pearl Consulting FZ-LLC, a free zone limited liability company organized under the laws of Dubai, UAE, and Salman Mahmood (5)

10.2              Form of $1,850,000 Promissory Note (6)

10.3              Form of $650,000 Promissory Note (6)

10.4 Particulars of Employment dated December 6, 2005 between Averox Pakistan and Yasser Ahmad (6)

10.5 Employment Contract dated January 3, 2008 between Averox FZ-LLC and Graham Hill (5)

10.7              Purchase Agreement dated August 5, 2008 between Averox Pvt.
                  Ltd. and Provisus Ltd. (3)

10.8 Lease Agreement dated June 15, 2008 by and among the Company, Mr. Waqar Ahmed and certain other individuals. (4) 14.1 Code of Ethics (5)

21.1              Subsidiaries of Small Business Issuer (5)

31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)

31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)

32.1 Chief Executive Officer's and Chief Financial Officer's Certificate, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (5)

----------
(1) Filed as an exhibit to the Registrant's Form 10-SB filed on January 12, 2000 and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Form 8-K filed on November 7, 2006 and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Form 8-K filed on August 5, 2008 and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's Form 8-K filed on August 25, 2008 and incorporated herein by reference.

(5)   Filed herewith.

(6) Filed as an exhibit to the Registrant's Form 8-K filed on November 14, 2006 and incorporated herein by reference.

(7) Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on May 2, 2007 and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

      The aggregate fees billed or expected to billed by Morgenstern, Svoboda & Baer, CPA, P.C. for professional services rendered for the audit of our annual financial statements for the fiscal year ended June 30, 2008 and for the reviews of the interim financial statements included in our Quarterly Reports on Form 10-QSB were approximately $33,500 and $28,500, respectively.

Audit-Related Fees

      No fees were billed by Morgenstern, Svoboda & Baer, CPA, P.C. for audit-related services rendered for accounting consultations for the fiscal year ended June 30, 2008

Tax Fees

      No fees were billed by Morgenstern, Svoboda & Baer, CPA, P.C. for tax services rendered for the fiscal years ended June 30, 2008.

All Other Fees

      Morgenstern, Svoboda & Baer, CPA, P.C. did not render any other services, other than the services described above under "Audit Fees," "Audit-Related Fees" and "Tax Fees" for the fiscal year ended June 30, 2008 (the registrant's former fiscal year-end).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized. AVEROX INC.


Dated: October 13, 2008                  By:    /s/ Salman Mahmood
                                                --------------------------------
                                                Salman Mahmood
                                                Chief Executive Officer


                                         By:    /s/Yasser Ahmad
                                                --------------------------------
                                                Yasser Ahmad
                                                Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: October 13, 2008                  By:    /s/ Salman Mahmood
                                                --------------------------------
                                                Salman Mahmood
                                                Chairman, Chief Executive
                                                Officer and President
                                                (principal executive officer)


Dated: October 13, 2008                  By:    /s/ Yasser Ahmad
                                                --------------------------------
                                                Yasser Ahmad
                                                Chief Financial Officer
                                                (principal financial and
                                                accounting officer)


Dated: October 13, 2008                  By:    /s/ Graham Hill
                                                --------------------------------
                                                Graham Hill
                                                Director

                          AVEROX, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2008

                          AVEROX, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm                       1

Consolidated Balance Sheets                                                   2

Consolidated Statements of Operations                                         3

Consolidated Statements of Cash Flow                                          4

Consolidated Statements Stockholders' Equity                                  5

Notes to Consolidated Financial Statements                                    6

MORGENSTERN,SVOBODA & BAER, CPA's, P.C.

CERTIFIED PUBLIC ACCOUNTANTS
40 Exchange Place, Suite 1820
New York, NY 10005
TEL: (212) 925-9490
FAX: (212) 226-9134
E-Mail: msbcpas@gmail.com

Board of Directors and Stockholders of
Averox Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Averox Inc. and Subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2008. Averox Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Averox Inc. and Subsidiaries as of June 30, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note I to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note I. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Morgenstern, Svoboda & Baer, CPA's PC
Certified Public Accountants

New York, NY
October 3, 2008

                          AVEROX INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2008 AND 2007

                                     ASSETS
                                                                               2008            2007
                                                                           -----------     -----------
Current Assets
           Cash and cash equivalents                                       $    16,520     $   775,712
           Accounts receivable, net                                            307,863         607,902
           Other receivables                                                    10,995          19,200
           Deferred tax asset                                                       --          95,767
           Advances                                                             37,766          22,804
           Other current assets                                                  3,834             929
           Prepaid expenses                                                     28,442          38,999
                                                                           -----------     -----------
                   Total Current Assets                                        405,420       1,561,313
                                                                           -----------     -----------

Property, Plant & Equipment, net                                               131,492         128,900
                                                                           -----------     -----------

                  Total Fixed Assets                                           131,492         128,900
                                                                           -----------     -----------

Other Assets
           Intangible asset                                                      3,595           2,613
           Deposits                                                              4,888           8,240
                                                                           -----------     -----------

                   Total Other Assets                                            8,483          10,853
                                                                           -----------     -----------

Total Assets                                                               $   545,395     $ 1,701,066
                                                                           ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
           Accounts payable and accrued expenses                           $   457,277     $   441,332
           Provision for income tax                                             92,327         133,425
           Dividends payable                                                       609             608
           Deferred tax liabilities                                             19,777              --
           Current portion of lease obligations                                  7,076          38,136
                                                                           -----------     -----------
                   Total Current Liabilities                                   577,066         613,502

Lease obligation                                                                    --           7,918
                                                                           -----------     -----------
                   Total Liabilities                                           577,066         621,420
                                                                           -----------     -----------

Minority interest                                                               79,999          93,241
                                                                           -----------     -----------

Stockholder's Equity
           Common stock, $.004 par value, 25,000,000
           shares authorized, 10,000,000, issued and outstanding                40,000          40,000
           Additional paid in capital                                        2,583,779       2,583,779
           Subscription receivable                                            (477,524)     (1,396,521)
           Other comprehensive income                                           81,508         167,872
           Retained earnings                                                (2,339,433)       (408,725)
                                                                           -----------     -----------
           Total Stockholder's Equity                                         (111,670)        986,405
                                                                           -----------     -----------

Total Liabilities and Stockholder's Equity                                 $   545,395     $ 1,701,066
                                                                           ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                          AVEROX INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               For the Years Ended June 30,
                                                                  2008              2007
                                                              -------------    -------------
Net Revenue                                                   $    826,300     $  3,611,687

Cost of sales                                                      927,101        1,265,649
                                                              ------------     ------------

            Gross profit                                          (100,801)       2,346,038

Operating expenses
            Bad debts                                              284,700        2,023,336
            General and administrative expenses                  1,441,571          845,416
                                                              ------------     ------------

Income (loss) from operations                                   (1,827,072)        (522,714)
                                                              ------------     ------------

Other (Income) Expense
            Interest income                                         (4,052)          (7,035)
            Other (income) expense                                  14,198
            Interest expense                                         4,141           10,357
            Currency exchange (gains) losses                            60              415
            Gain on disposal of asset                                  (99)          (2,785)
                                                              ------------     ------------
            Total Other (Income) Expense                            14,248              952
                                                              ------------     ------------

Income before income taxes                                      (1,841,320)        (523,666)

Provision for income taxes                                              --               --
                                                              ------------     ------------

Income (loss) before income taxes and minority interest         (1,841,320)        (523,666)

Provision for income taxes                                         102,630          117,411
                                                              ------------     ------------

Net income (loss) before minority interest                      (1,943,950)        (641,077)

Net income (loss) attributable to minority interest                (13,242)          (1,220)
                                                              ------------     ------------

Net income (loss)                                               (1,930,708)        (639,857)

Other Comprehensive income
                 Foreign Currency Translation                      (86,364)         121,275
                                                              ------------     ------------

Comprehensive Income (Loss)                                   $ (2,017,072)    $   (518,582)
                                                              ============     ============

Basic & diluted net income per share                          $     (0.193)    $     (0.064)
                                                              ============     ============

Weighted average shares of share capital outstanding
  - basic & diluted                                             10,000,000       10,000,000
                                                              ============     ============

   The accompanying notes are an integral part of these financial statements.

                          AVEROX INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

                                                                                     2008            2007
                                                                                 -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
           Net income (loss)                                                     $(1,930,708)    $  (639,857)

           Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

           Bad debts                                                                 284,700       2,023,336
           (Gain) loss on sales of fixed assets                                          (99)         (2,785)
           Depreciation                                                               50,363          42,623
           Deferred Income tax                                                        96,523              --
           Minority interest                                                         (13,242)         (1,220)

           (Increase) / decrease in assets:
           Accounts receivable                                                       (28,844)     (2,411,688)
            Other receivables, deposits and prepaid expenses                          20,859         239,375
           Loans and advances                                                        (51,066)             --
           Increase / (decrease) in liabilities:
           Accounts payable and accrued expenses                                      60,489         297,810
           Provision for income tax                                                       --         (64,599)
                                                                                 -----------     -----------

           Net cash provided by (used in) operations                              (1,511,025)       (517,005)
                                                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
           Sale of property & equipment                                               16,882          13,682
           Acquisition of intangible assets                                             (545)         (3,446)
           Acquisition of property & equipment                                       (85,076)        (19,909)
                                                                                 -----------     -----------

           Net cash provided by (used in) investing activities                       (68,739)         (9,673)
                                                                                 -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
           Proceeds from subscription receivable                                     918,998       1,253,445
           Issuance of shares                                                             --          68,075
           Dividend paid                                                                  --         (16,000)
           Payment on capital lease                                                  (37,070)        (50,809)
                                                                                 -----------     -----------

           Net cash provided by (used in) financing activities                       881,928       1,254,711
                                                                                 -----------     -----------

           Effect of exchange rate changes on cash and cash equivalents              (61,356)         (3,151)
                                                                                 -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (759,192)        724,882

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                                         775,712          50,830
                                                                                 -----------     -----------

CASH AND CASH EQUIVALENTS, ENDING BALANCE                                        $    16,520     $   775,712
                                                                                 ===========     ===========

SUPPLEMENTAL DISCLOSURES:

           Cash paid during the twelve months for:

                Interest paid                                                    $     4,141     $    10,357
                                                                                 ===========     ===========

                Income tax paid                                                  $        --     $     7,998
                                                                                 ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                          AVEROX INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2008 AND 2007


                                                                   Capital Stock       Additional      Comprehensive
                                                       Shares          Amount       Paid in Capital       Income
                                                    -----------     -----------       -----------      -----------
 Balance June 30, 2006                                6,500,000     $    24,055       $        --      $    46,597
                                                    -----------     -----------       -----------      -----------
Dividend declared

Change due to recapitalization                        3,120,000          14,425           (64,701)

Shares issued for subscription receivable               380,000           1,520         2,648,480

Foreign currency translation loss                                            --                --          121,275

Subscription receivable                               1,253,479       1,253,479

Net loss for the fiscal year ended June 30, 2007                             --                --               --
                                                    -----------     -----------       -----------      -----------
 Balance June 30, 2007                               10,000,000     $    40,000       $ 2,583,779      $   167,872
                                                    -----------     -----------       -----------      -----------

Shares issued for subscription receivable

Foreign currency translation loss                                                                          (86,364)

Subscription receivable

Net loss for the fiscal year ended June 30, 2008
                                                    -----------     -----------       -----------      -----------

 Balance June 30, 2008                               10,000,000     $    40,000       $ 2,583,779      $    81,508
                                                    -----------     -----------       -----------      -----------

                                                                                                 Total
                                                     Subscription    (Accumulated deficit)   Stockholders'
                                                      Receivable       Retained Earnings        Equity
                                                     -----------          -----------         -----------
 Balance June 30, 2006                               $        --          $ 3,237,291         $ 3,307,943
                                                     -----------          -----------         -----------
Dividend declared                                                          (3,022,833)         (3,022,833)

Change due to recapitalization                                                 16,674             (33,602)

Shares issued for subscription receivable             (2,650,000)                                      --

Foreign currency translation loss                             --                   --             121,275

Subscription receivable

Net loss for the fiscal year ended June 30, 2007              --             (639,857)           (639,857)
                                                     -----------          -----------         -----------
 Balance June 30, 2007                               $(1,396,521)         $  (408,725)        $   986,405
                                                     -----------          -----------         -----------

Shares issued for subscription receivable                                                              --

Foreign currency translation loss                                                                 (86,364)

Subscription receivable                                  918,997                                  918,997

Net loss for the fiscal year ended June 30, 2008                           (1,930,708)         (1,930,708)
                                                     -----------          -----------         -----------

 Balance June 30, 2008                               $  (477,524)         $(2,339,433)        $  (111,670)
                                                     -----------          -----------         -----------

   The accompanying notes are an integral part of these financial statements.

                          AVEROX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

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

      Revenue Recognition

      Under SOP 97-2 as amended, SOP 81-1 and SAB 104 the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. The Company also follows the provisions of the SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as revised by SAB 104.

      Advertising Costs

      The Company expenses all advertising costs as incurred. The advertising costs were not material for all periods presented.

      Software Development Costs

      Software development costs required to be capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," have not been material to date. Software development costs for internal use required to be capitalized pursuant to Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," have also not been material to date. The Company did not incur any software development costs during the year ended June 30, 2008.

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

      Exchange Gain (Loss)

      During the year ended June 30, 2008 and 2007, the transactions of Averox Pakistan were denominated in foreign currency and were recorded in Pakistan Rupee (PKR) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

      Translation Adjustment

      As of June 30, 2008 and 2007, the accounts of Averox Pakistan were maintained, and its financial statements were expressed, in PKR. Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards No. 52, "Foreign Currency Translation," with the PKR as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders' equity (deficit) is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income," as a component of shareholders' equity (deficit).

      Allowance for Doubtful Accounts

      The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $583,593 and $348,909 as of June 30, 2008 and 2007, respectively.

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

               Equipment                             3 -5 years
               Furniture & Fixtures                  5 -10 years
               Motor Vehicles                        5 years

      As of June 30, 2008 and 2007 property, plant and equipment consisted of the following:

                                                  6/30/2008         6/30/2007
                                                 ----------         ---------
            Furniture & Fixtures                 $   35,727         $  38,767
            Office equipment                        117,836            78,996
            Motor vehicles                           97,954           112,157
                                                 ----------         ---------
                                                    251,516           229,920

            Accumulated depreciation               (120,024)         (101,020)
                                                 ----------         ---------

            Total                                $  131,492         $ 128,900
                                                 ==========         =========

      Depreciation expense was $50,363 and $42,623for the years ended June 30, 2008 and 2007.

      Capital Leases

      Included in Property, Plant and Equipment, as of June 30, 2008 and 2007, are $98,672 and $137,759, respectively worth of assets that were purchased on capital lease arrangements.

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

      As of June 30, 2008 and 2007, Intangible Assets consist of the software of $3,595 and $2,613, respectively.

      Segment Reporting

      Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information," requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment as of June 30, 2008 and 2007.

      Recent Accounting Pronouncements

      In June 2006, the FASB issued Financial Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" which prescribes threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to taken in a tax return. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if it is more likely than not that such position will be sustained on audit based on its technical merits. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The effective date of the provisions of FIN 48 for all nonpublic companies has been postponed to fiscal year beginning December 17, 2007. The Company is currently evaluating the impact of this statement, but does not expect that it will have a material impact upon the Company's financial statements.

      In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

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

      The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

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

      In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

      In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

      In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

      On May 9, 2008, The FASB issued FAS # 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.

      Prior to the issuance of Statement 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. SAS 69 has been criticized because it is directed to the auditor rather than the entity. Statement 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not auditors, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SAS 69 will remain effective for state, local and federal governmental entities.

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

Note D - PREPAID EXPENSES

      As of June 30, 2008 and 2007, prepaid expenses comprised of the following:

                                             6/30/2008   6/30/2007
                                              -------     -------
            Advance tax                       $24,060     $    --
            Prepaid expenses to suppliers          --       6,299
            Prepaid rent                           --      32,700
            Other                             $ 4,382     $    --
                                              -------     -------
            Total                             $28,442     $38,999
                                              =======     =======

Note E - ACCOUNTS PAYABLE & ACCRUED EXPENSES

      As of June 30, 2008 and 2007, accounts payable & accrued expenses comprised of the following:

                                                 6/30/2008    6/30/2007
      Accounts payable and accrued expenses       $457,277    $414,166
      Employee benefits                                 --      19,980
      Sales tax                                         --       7,186

                                                  --------    --------
     Total                                        $457,277    $441,332
                                                  ========    ========

Note F - INCOME TAXES

      The Company is registered in the State of Navada and has operations in primarily three tax jurisdictions - Dubai, Pakistan and the United States. For certain operations in the US, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at the location as of June 30, 2008. Accordingly, the Company has no net deferred tax assets.

      The provision for income taxes from continuing operations on income consists of the following for the six month periods ended June 30, 2008 and 2007:

                                                           2008           2007
      US Current Income Tax Expense (Benefit)
      --------------------------------------------------------------------------
      Federal                                          $        -      $       -
      --------------------------------------------------------------------------
      State                                                     -              -
      --------------------------------------------------------------------------
                                                       $        -      $       -
      --------------------------------------------------------------------------
      Pakistan Current Income Expense                  $  102,630      $ 117,411
      (Benefit)
      --------------------------------------------------------------------------
      Total Provision for Income Tax                   $  102,630      $ 117,411
      --------------------------------------------------------------------------

      The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

      --------------------------------------------------------------------------
                                                               2008        2007
      --------------------------------------------------------------------------
      Tax expense (credit) at statutory rate - federal         34%          34%
      --------------------------------------------------------------------------
      State tax expense net of federal tax                      6%          6%
      --------------------------------------------------------------------------
      Changes in valuation allowance                          (40%)        (40%)
      --------------------------------------------------------------------------
      Foreign income tax - Pakistan                            35%          35%
      --------------------------------------------------------------------------
      Exempt from income tax due to net loss                  (35%)        (35)%
      --------------------------------------------------------------------------
      Tax expense at actual rate                                0%          0%
      --------------------------------------------------------------------------

      United States of America

      As of June 30, 2008, the Company in the United States had approximately $650,401 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at June 30, 2008 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

      The following table sets forth the significant components of the net deferred tax assets for operation in the US as of June 30, 2008 and June 30, 2007.

      --------------------------------------------------------------------------
                                               June 30, 2008       June 30, 2007
      --------------------------------------------------------------------------
      Net operation loss carry forward          $  650,401           $ 303,068
      --------------------------------------------------------------------------
      Total deferred tax assets                    221,136             103,043
      --------------------------------------------------------------------------
      Less: valuation allowance                   (221,136)           (103,043)
      --------------------------------------------------------------------------
      Net deferred tax assets                   $        -           $       -
      --------------------------------------------------------------------------

      Pakistan

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

      The following table sets forth the significant components of the net deferred tax assets for operation in Pakistan as of June 30, 2008 and June 30, 2007.

      --------------------------------------------------------------------------
                                                June 30, 2008      June 30, 2007
      --------------------------------------------------------------------------
      Allowance for doubtful accounts            $   583,414        $   273,620
      --------------------------------------------------------------------------
      Total deferred tax assets                      204,195             95,767
      --------------------------------------------------------------------------
      Less: valuation allowance                     (204,195)                (-)
      --------------------------------------------------------------------------
      Net deferred tax assets                    $         -        $    95,767
      --------------------------------------------------------------------------

      Aggregate net deferred tax assets

      The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2008 and June 30, 2007:

      --------------------------------------------------------------------------
                                               June 30, 2008      June 30, 2007
      --------------------------------------------------------------------------
      Aggregate:
      --------------------------------------------------------------------------
      Total deferred tax assets                $    425,331          $  198,810
      --------------------------------------------------------------------------
      Less: valuation allowance                    (221,136)           (103,043)
      --------------------------------------------------------------------------
      Net deferred tax assets                  $    204,195          $   95,767
      --------------------------------------------------------------------------

Note G- LIABILITIES UNDER FINANCE LEASE

      The Company leases certain machinery and equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheet as property, plant and equipment. As of June 30, 2008, the Company had borrowings outstanding in the aggregate amount of $7,076, related to capital lease obligations. The rate of interest used ranges from 8% to 18.72% per annum. The amount of minimum lease payments and periods during which they become due are as follows:

                                                            June 30, 2008
                                                            -------------
      Total minimum lease payment                              $ 7,241
      Less amount representing interest                           (165)
                                                               -------
      Present value of minimum lease payments                    7,076
      Less current maturity of capital lease obligations        (7,076)
                                                               -------
      Long term capital lease obligations                      $    --
                                                               =======

Note H - CONTINGENCIES

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

      The rights to both of these cases have been assigned to Provisus Ltd. in partial consideration for our purchase of the Provisus software product, subject to the filing of paperwork for court approval.

      With the exception of the above, the Company is not involved in any legal proceedings which may have a significant affect on our business, financial position, results of operations or liquidity, nor are we aware of any proceedings that are pending or threatened which may have a significant affect on its business, financial position, and results of operations or liquidity.

Note I - GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained net losses of $2,135,236 since its inception, and the Company's operations do not generate sufficient cash to cover its operating costs. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments; and 2) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities.

Note J - OTHER COMPREHENSIVE INCOME

      Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at June 30, 2008 are as follows:

                                               Accumulated Other
                                              Comprehensive loss
                                              ------------------
      Balance at June 30, 2006                    $  46,597
      Change for the year                           121,275
                                                  ---------

      Balance at June 30, 2007                    $ 167,872

      Change for the year                           (86,364)
                                                  ---------
      Balance at June 30, 2008                    $  81,508
                                                  =========

Note K - COMMITTMENTS

      The Company leases various office facilities in Pakistan and Dubai under operating leases that terminate on various dates. Rental expense for these leases consisted of $149,472 for the year ended June 30, 2008. The Company has future minimum lease obligations for fiscal years ending June 30 as follows:

      June 30,
      2009                            $   24,857
      2010                                25,653
      2011                                27,043
                                      ----------
      Total                           $   77,553
                                      ==========

Note L - MAJOR CUSTOMERS AND VENDORS

      For the year ended June 30, 2008 we have three customers which account for approximately 79% of our sales. There is approximately $234,806 receivable from these customers as of June 30, 2008.

      For the year ended June 30, 2008 we have 5 major vendors which account for approximately 32% of our purchases. None of these vendor, however, account for more than 10% of our purchases of the year. As of June 30, 2008, we have approximately $39,666 in payable to these vendors.

Note M - CURRENT VULNERABILITY DUE TO RISK FACTORS

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

Note N - SUBSCRIPTION RECEIVABLE

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

      On October 25, 2007, the Company and HALO Investments Ltd. (the"Investor") amended and restated the promissory note for $1,850,000. The new payment plan requires that the sum of $65,000 together with interest shall be paid on or before the first date of each month beginning with the month of November, 2007 up to and including the month of August, 2008 and the remaining principal balance of this note with interest shall be paid on or before September 1, 2008. As of June 30, 2008, $477,524 remains outstanding.

Note O - SUBSEQUENT EVENTS

      On August 5, 2008, Averox Pvt. Ltd ("Averox"), a subsidiary of Averox Inc., (the "Company"), entered into a purchase agreement (the "Purchase Agreement") with Provisus Ltd, a limited liability company organized and existing under the laws of the United Kingdom ("Provisus"). Provisus is owned by Salman Mahmood, Averox's controlling shareholder.

      Pursuant to the terms of the Purchase Agreement, Averox acquired all tangible and intangible assets of Provisus, including, but not limited to:
      (i) Provisus software, service activation and provisioning, (ii) Provisus's trademark, website and marketing materials, and (iii) intellectual proprietary rights, source code of core module and all developed modules as of August 5, 2008. In exchange for the Provisus Assets, Provisus acquired Averox's contingent claims for commissions due from five companies. The aggregate amount of the contingent claims cannot be determined at this time as no information regarding commissions has been received. If Provisus collects more than $500,000 from the disputed accounts, Provisus will pay seventy-five percent (75%) of such excess to Averox after deducting its legal costs.

      In addition to the transfer of the claims, under the terms of the Purchase Agreement, Averox will pay Provisus (i) in perpetuity a royalty equal to twenty percent (20%) of all revenue generated from the sale of Provisus software and services in excess of $5 million dollars in revenues in the aggregate, and (ii) either (x) $1 million dollars in cash on the first anniversary of the date of the Purchase Agreement or (y) shares of the Company's common stock if no cash is available after one year valued at $5 million based upon the then current market price of Averox's shares.

      The Company intends to effect a 10-for-1 stock split of the Company's common stock on October 25, 2008. The split will be effected through an amendment to the Company's articles of incorporation . Pursuant to the amendment, each outstanding share of common stock would be converted into ten outstanding shares of our common stock so that there will be 100,000,000 shares of common stock outstanding when the split becomes effective on October 25, 2008