Form 10-Q
period 2008-09-30
AVEROX INC.
filed 2008-11-19
CIK 1096656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

                  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

                                       OR

                    |_| REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

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

        House No. 381, Street No. 13, Sector F-10/2, Islamabad, Pakistan
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                               +92 (0) 51 211 0755

              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|                   Accelerated filer         |_|

Non-accelerated filer   |_|                   Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      As of November 14, 2008, there were 100,000,000 shares of Common Stock, $.004 par value, outstanding.

                          AVEROX INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements ..........................................    1

                Consolidated Balance Sheets at September 30, 2008
                (unaudited) and June 30, 2008 .............................    3

                Unaudited Consolidated Statements of Operations
                for the three months ended September 30, 2008 and 2007 ....    4

                Unaudited Consolidated Statements of Cash Flows
                for the three months ended September 30, 2008 and 2007 ....    5

                Notes to Consolidated Financial Statements ................    6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operation ......................................   17

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk ....   32

   Item 4.  Controls and Procedures .......................................   32

   Item 4T. Controls and Procedures .......................................   32

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings .............................................   33

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ...   33

   Item 3.  Defaults Upon Senior Securities ...............................   33

   Item 4.  Submission of Matters to a Vote of Security Holders ...........   33

   Item 5.  Other Information .............................................   33

   Item 6.  Exhibits ......................................................   33

   Signatures .............................................................   34

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

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          AVEROX, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2008

                          AVEROX, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

                                TABLE OF CONTENTS

Unaudited Condensed Consolidated Balance Sheets

Unaudited Condensed Consolidated Statements of Operations

Unaudited Condensed Consolidated Statements of Cash Flow

Notes to Unaudited Condensed Consolidated Financial Statements

                          AVEROX INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2008 AND JUNE 30, 2008

                                     ASSETS
                                                                             September 30,       June 30,
                                                                                 2008              2008
                                                                            ---------------   ---------------
Current Assets                                                               (Unaudited)
         Cash and cash equivalents                                          $       102,317   $        16,520
         Accounts receivable, net                                                   342,836           307,863
         Other receivables                                                            5,252            10,995
         Advances                                                                    54,970            37,766
         Other current assets                                                         3,336             3,834
         Prepaid expenses                                                            14,835            28,442
                                                                            ---------------   ---------------
                Total Current Assets                                                523,547           405,420
                                                                            ---------------   ---------------

Property, Plant & Equipment, net                                                     99,738           131,492
                                                                            ---------------   ---------------

                Total Fixed Assets                                                   99,738           131,492
                                                                            ---------------   ---------------

Other Assets
         Intangible assets, net                                                     973,019             3,595
         Deposits                                                                     4,252             4,888
                                                                            ---------------   ---------------

                Total Other Assets                                                  977,272             8,483
                                                                            ---------------   ---------------

Total Assets                                                                $     1,600,557   $       545,395
                                                                            ===============   ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts payable and accrued expenses                              $       341,290   $       457,277
         Payable to related party                                                 1,000,000                --
         Shareholder payable                                                          7,000                --
         Provision for income tax                                                    98,112            92,327
         Dividends payable                                                              609               609
         Deferred tax liabilities                                                        --            19,777
         Current portion of lease obligations                                            --             7,076
                                                                            ---------------   ---------------
                Total Current Liabilities                                         1,447,012           577,066

Lease obligation                                                                         --                --
                                                                            ---------------   ---------------
                Total Liabilities                                                 1,447,012           577,066
                                                                            ---------------   ---------------

Minority interest                                                                    79,778            79,999
                                                                            ---------------   ---------------

Stockholder's Equity
         Common stock, $.004 par value, 25,000,000
         shares authorized, 10,000,000, issued and outstanding                       40,000            40,000
         Additional paid in capital                                               2,583,779         2,583,779
         Subscription receivable                                                   (219,568)         (477,524)
         Other comprehensive income                                                 124,936            81,508
         Retained deficit                                                        (2,455,379)       (2,339,433)
                                                                            ---------------   ---------------
         Total Stockholder's Equity                                                  73,767          (111,670)
                                                                            ---------------   ---------------

Total Liabilities and Stockholder's Equity                                  $     1,600,557   $       545,395
                                                                            ===============   ===============

   The accompanying notes are an integral part of these financial statements.

                          AVEROX INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Three Month Periods Ended

                                                            September 30, 2008    September 30, 2007
                                                            ------------------    ------------------
                                                                (Unaudited)       (Unaudited)
Net Revenue                                                   $       161,051       $       134,152

Cost of revenue                                                       107,645               217,427
                                                              ---------------       ---------------

           Gross profit (loss)                                         53,407               (83,275)

Operating expenses

           General and administrative expenses                        137,838               434,671
                                                              ---------------       ---------------

Loss from operations                                                  (84,431)             (517,947)
                                                              ---------------       ---------------

Other (Income) Expense
           Interest income                                                 (9)               (2,771)
           Other (income) expense                                      13,234                    --
           Interest expense                                               153                 1,596
           Currency exchange (gains) losses                            (1,548)                  151
           Gain on disposal of asset                                    4,650                    --
                                                              ---------------       ---------------
           Total Other (Income) Expense                                16,479                (1,025)
                                                              ---------------       ---------------

Loss before income taxes and minority interest                       (100,910)             (516,922)

Provision for income taxes                                             15,258                (1,816)
                                                              ---------------       ---------------

Net loss before minority interest                                    (116,168)             (515,106)

Net income (loss) attributable to minority interest                      (221)               (4,423)
                                                              ---------------       ---------------

Net loss                                                             (115,947)             (510,682)

Other Comprehensive income
                Foreign Currency Translation                           43,428                47,272
                                                              ---------------       ---------------

Comprehensive Loss                                            $       (72,519)      $      (463,411)
                                                              ===============       ===============

Basic & diluted net income per share                          $        (0.012)      $        (0.051)
                                                              ===============       ===============

Weighted average shares of share capital outstanding
  - basic & diluted                                                10,000,000            10,000,000
                                                              ===============       ===============

                          AVEROX INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

                                                                                    2008             2007
                                                                              ---------------   ---------------
                                                                                 (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                             $      (115,947)  $      (510,682)

         Adjustments to reconcile net loss to net cash used in operating activities:

         Loss on sales of fixed assets                                                  4,650                --
         Depreciation and amortization                                                 40,277            11,804
         Allowance for deferred tax asset                                              14,642                --
         Minority interest                                                               (221)           (4,423)

         (Increase) / decrease in assets:
           Accounts receivable                                                        (79,402)          154,172
           Other receivables, deposits and prepaid expenses                          (174,760)         (115,712)
           Loans and advances                                                         (23,185)               --
         Increase / (decrease) in liabilities:
           Accounts payable and accrued expenses                                       80,683          (160,998)
           Provision for income tax                                                       616                --
                                                                              ---------------   ---------------

         Net cash used in operations                                                 (252,645)         (625,840)
                                                                              ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Sale of property and equipment                                                 2,491                25
         Acquisition of property and equipment                                           (786)          (29,445)
                                                                              ---------------   ---------------

         Net cash provided by (used in) investing activities                            1,704           (29,420)
                                                                              ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from subscription receivable                                        257,956           383,208
         Loan from shareholder                                                          7,000                --
         Payment on capital lease                                                      (7,730)          (10,046)
                                                                              ---------------   ---------------

         Net cash provided by financing activities                                    257,226           373,162
                                                                              ---------------   ---------------

         Effect of exchange rate changes on cash and cash equivalents                  79,511            25,779
                                                                              ---------------   ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   85,797          (256,319)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                                           16,520           775,712
                                                                              ---------------   ---------------

CASH AND CASH EQUIVALENTS, ENDING BALANCE                                     $       102,317   $       519,393
                                                                              ===============   ===============

SUPPLEMENTAL DISCLOSURES:

         Cash paid during the twelve months for:

              Interest paid                                                   $           153   $         1,596
                                                                              ===============   ===============

              Income tax paid                                                 $            --   $            --
                                                                              ===============   ===============

         Non Cash transactions:

               Intangible asset purchased                                     $     1,000,000   $            --
                                                                              ===============   ===============

                          AVEROX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

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

      On March 31, 2008, Averox Dubai transferred the shares of Averox Pakistan owned by it to Averox, Inc., subject only to minor regulatory approvals. Upon such transfer, Averox Pakistan become a wholly-owned subsidiary of Averox, Inc.

      Pursuant to the Exchange Agreement, Averox issued 6,500,000 shares of its common stock, or 65% of the issued and outstanding capital stock of Averox after the consummation of the Exchange Agreement and the transactions contemplated thereby. As a result of the Exchange Agreement, Averox Dubai became a wholly-owned subsidiary of Averox.

      As of March 31, 2008, Averox ceased its operations in Dubai and Averox Dubai became dormant. On March 31, 2008, Averox Dubai transferred its shares of Averox Pakistan to Averox, Inc. Averox Pakistan is now a wholly owned subsidiary of Averox, Inc.

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

      Software Development Costs

      Software development costs required to be capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," have not been material to date. Software development costs for internal use required to be capitalized pursuant to Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," have also not been material to date. The Company did not incur any software development costs during the three months ended September 30, 2008.

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

      Exchange Gain (Loss)

      During the three month periods ended September 30, 2008 and 2007, the transactions of Averox Pakistan were denominated in foreign currency and were recorded in Pakistan Rupee (PKR) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

      Translation Adjustment

      As of September 30, 2008 and 2007, the accounts of Averox Pakistan were maintained, and its financial statements were expressed, in PKR. Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards No. 52, "Foreign Currency Translation," with the PKR as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders' equity (deficit) is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income," as a component of shareholders' equity (deficit).

      Allowance for Doubtful Accounts

      The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $507,730 and $583,593 as of September 30, 2008 and June 30, 2008, respectively.

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

           Equipment                               3 -5 years
           Furniture & Fixtures                    5 -10 years
           Motor Vehicles                          5 years

      As of September 30, 2008 and June 30, 2008 property, plant and equipment consisted of the following:

                                        September 30, 2008      June 30, 2008
                                        ------------------     ---------------
            Furniture and Fixtures       $        19,949       $        35,727
            Office equipment                     104,098               117,836
            Motor vehicles                        85,220                97,954
                                         ---------------       ---------------
                                                 209,267               251,516

            Accumulated depreciation            (109,529)             (120,024)
                                         ---------------       ---------------

            Total                        $        99,738       $       131,492
                                         ===============       ===============

      Depreciation expense was $10,169 and $11,804 for the three months ended September 30, 2008 and 2007.

      Capital Leases

      Included in Property, Plant and Equipment, as of September 30, 2008 and June 30, 2008, are $85,845 and $98,672, respectively worth of assets that were purchased on capital lease arrangements.

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

      The Company applies the criteria specified in SFAS No. 141, "Business Combinations" to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the "contractual-legal" or "separability" criterion. Per SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived

      Assets." Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that it might be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2008 there were no significant impairments of its long-lived assets.

      As of September 30, 2008 and June 30, 2008, Intangible Assets consist of the following:

                                             September 30, 2008   June 30, 2008
                                             ------------------  ---------------
          Software and intellecutal rights     $     1,003,127   $         3,595
          Accumulated amortization                     (30,108)               --
                                               ---------------   ---------------
                                               $       973,019   $         3,595
                                               ===============   ===============

          Amortization expense for the twelve month periods ending
             September 30, 2009                $       203,127
             September 30, 2010                        200,000
             September 30, 2011                        200,000
             September 30, 2012                        200,000
             September 30, 2013                        169,892
                                               ---------------
                                               $       973,019
                                               ===============

      Segment Reporting

      Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information," requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment as of September 30, 2008 and June 30, 2008.

      Recent Accounting Pronouncements

      In June 2006, the FASB issued Financial Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" which prescribes threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to taken in a tax return. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if it is more likely than not that such position will be sustained on audit based on its technical merits. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The effective date of the provisions of FIN 48 for all nonpublic companies has been postponed to fiscal year beginning December 17, 2007. Application did not have any material impact on the Company.

      In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Implementation of this pronouncement did not have any effect on the financial statements of the Company.

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

Note D - PREPAID EXPENSES

      As of September 30, 2008 and June 30, 2008, prepaid expenses comprised of the following:

                                            September 30, 2008    June 30, 2008
                                            ------------------   ---------------
            Advance tax                       $         2,819    $        24,060
            Other                                      12,016              4,382
                                              ---------------    ---------------
            Total                             $        14,835    $        28,442
                                              ===============    ===============

Note E - CONTINGENCIES

      The Company has also filed a suit in the Court of Civil Judge, First Class, Islamabad against M/s ATIS Systems GmbH for declaration, temporary and permanent prohibitory and mandatory injunction, rendition of accounts, and recovery of money/damages worth USD $11,300,00, Euros $644,179 and Pakistan Rupees $300,750,000. According to the legal representation letter dated September 25, 2007 from Company counsel, the case was fixed for further proceedings in the matter in Pakistan Courts.

      In regards to the progress of the case, according to the legal representation letter dated September 9, 2008 from Company counsel, the suit is fixed for hearing for arguments on application U/O 12, R 06 of CPC in the Civil Court of Islamabad. The Civil Court passed an order against the application moved by Atis System for stay of proceedings and referral of the matter for arbitration. The mentioned application was dismissed by the learned Civil Court by the order dated April 19, 2007; and Atis System filed a CR-464/2007 in the Lahore High Court (Rawalpindi Bench). The mentioned CR is pending in the Lahore High Court (Rawalpindi Bench); and it is difficult to make any fair assessment of the outcome of the case, as it is still at an early stage.

Note F - GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained net losses of $2,455,379 since its inception, has negative working capital and the Company's operations do not generate sufficient cash to cover its operating costs. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments; and 2) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities.

Note G - OTHER COMPREHENSIVE INCOME

      Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at September 30, 2008 are as follows:

                                                               Accumulated Other
                                                              Comprehensive loss
                                                              ------------------
       Balance at June 30, 2007                                 $       167,872

       Change for the year                                              (86,364)
                                                                ---------------
       Balance at June 30, 2008                                 $        81,508

       Change July 1, 2008 to September 30, 2008                         43,428
                                                                ---------------
       Balance at September 30, 2008                            $       124,936
                                                                ===============

Note H - COMMITTMENTS

      The Company leases various office facilities in Pakistan under operating leases that terminate on various dates. Rental expense for these leases consisted of $8,235 for the three month period ended September 30, 2008. The Company has future minimum lease obligations as follows:

        September 30,
        2009                            $     21,516
        2010                                  22,876
        2011                            $     17,390
                                        ------------
        Total                           $     61,782
                                        ============

Note I - MAJOR CUSTOMERS AND VENDORS

      For the three month period ended September 30, 2008 we have two customers which account for approximately 90% of our sales. There is approximately $136,707 receivable from these customers as of September 30, 2008.

      For the three month period ended September 30, 2008 we have two major vendors which account for approximately 100% of our purchases. As of September 30, 2008, we have $64,816 payable to these vendors.

Note J - CURRENT VULNERABILITY DUE TO RISK FACTORS

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

Note K - SUBSCRIPTION RECEIVABLE

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

      On October 25, 2007, the Company and HALO Investments Ltd. (the"Investor") amended and restated the promissory note for $1,850,000. The new payment plan requires that the sum of $65,000 together with interest shall be paid on or before the first date of each month beginning with the month of November, 2007 up to and including the month of August, 2008 and the remaining principal balance of this note with interest shall be paid on or before September 1, 2008. As of September 30, 2008, $219,568 remains outstanding.

Note L - ACQUISITION

      On August 5, 2008, Averox Pvt. Ltd ("Averox"), a subsidiary of Averox Inc., (the "Company"), entered into a purchase agreement (the "Purchase Agreement") with Provisus Ltd, a limited liability company organized and existing under the laws of the United Kingdom ("Provisus"). Provisus is owned by Salman Mahmood, Averox's controlling shareholder.

      Pursuant to the terms of the Purchase Agreement, Averox acquired all tangible and intangible assets of Provisus, including, but not limited to:
      (i) Provisus software, service activation and provisioning, (ii) Provisus's trademark, website and marketing materials, and (iii) intellectual proprietary rights, source code of core module and all developed modules as of August 5, 2008. In exchange for the Provisus Assets, Provisus acquired Averox's contingent claims for commissions due from four companies. The aggregate amount of the contingent claims cannot be determined at this time as no information regarding commissions has been received. If Provisus collects more than $500,000 from the disputed accounts, Provisus will pay seventy-five percent (75%) of such excess to Averox after deducting its legal costs.

      In addition to the transfer of the claims, under the terms of the Purchase Agreement, Averox will pay Provisus (i) in perpetuity a royalty equal to twenty percent (20%) of all revenue generated from the sale of Provisus software and services in excess of $5 million dollars in revenues in the aggregate, and (ii) either (x) $1 million dollars in cash on the first anniversary of the date of the Purchase Agreement or (y) shares of the Company's common stock if no cash is available after one year valued at $5 million based upon the then current market price of Averox's shares

Note M - SUBSEQUENT EVENT

      On October 25, 2008, Averox Inc. (the "Company") effected a 10-for-1 stock split of the Company's common stock for shareholders of record as of October 27, 2008. The split was effected through an amendment to Averox's articles of incorporation in which each outstanding share of common stock would be converted into ten outstanding shares of Averox Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

      The following presentation of management's discussion and plan of operation for Averox Inc. has been prepared by its internal management and should be read in conjunction with the audited financial statements of Averox Inc., for the years ended June 30, 2008 and 2007, including the notes thereto and the unaudited financial statements for the three months ended September 30, 2008 and 2007, including the notes thereto included elsewhere in this report. Some of the statements below discuss "forward-looking" information. Those statements include statements regarding the intent, belief or current expectations of Averox and its management team. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These risks and uncertainties include but are not limited to, those risks and uncertainties discussed under the heading "Risk Factors" in this report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

      On November 13, 2006, Averox consummated the transactions contemplated by that certain Exchange Agreement, dated October 30, 2006, by and among Averox, certain shareholders of Averox, Averox Dubai and Salman Mahmood ("Mahmood") by acquiring all of the outstanding shares of capital stock of Averox Dubai. Averox Dubai had previously acquired ninety-eight percent (98%) of the capital stock of Averox Pakistan from Mahmood and his spouse on August 31, 2006. Effective as of March 31, 2008, Averox ceased its operation in Dubai and Averox Dubai become dormant. On March 31, 2008, Averox Dubai transferred the shares of Averox Pakistan owned by it to Averox Inc., subject only to minor regulatory approvals, all of which have now been obtained. Upon such transfer, Averox Pakistan will become a wholly-owned subsidiary of Averox Inc.

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

      On August 5, 2008, we acquired Provisus(TM), a product that provides service activation and provisioning technology to telecom operators, from Provisus Ltd. Prior to our acquisition of Provisus(TM), we were licensed to sell the product. Version 1.0 of Provisus(TM) has been developed and we are now in the process of developing enhancements to Provisus(TM) in a new version that will be at par with 3G and 4G compatible technologies. We expect to launch version 2.0 of Provisus(TM) in the first quarter of 2009.

      Provisus(TM) is expected to be tested by one of the world's leading mobile (3G/GSM) operators. If the testing of the product is successful, we believe that the operator will sublicense the product and that Provisus(TM) will be attractive to other telecommunications providers. Provisus(TM) has worldwide application for both fixed and mobile telecommunications. However, even if Provisus(TM) is successfully tested, it will take at least six to nine months before Averox derives any significant license fees from this product.

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

Results of Operations

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2008 AND 2007.

The following table presents the statement of operations for the three month period ended September 30, 2008 as compared to the comparable period ended September 30, 2007. The discussion following the table is based on these results.

                                                             2008        2007
                                                          ---------   ---------
  Net Revenue                                             $ 161,051   $ 134,152

  Cost of revenue                                           107,645     217,427
                                                          ---------   ---------
          Gross profit                                       53,407     (83,275)

  General and administrative expenses                       137,838     434,671
                                                          ---------   ---------

          Income from operations                            (84,431)   (517,947)
                                                          ---------   ---------

  Other (Income) Expense
          Interest income                                        (9)     (2,771)
          Other income (expense)                             13,234           0
          Interest expense                                      153       1,596
          Currency exchange (gains) losses                   (1,548)        151
          (Gain) loss on disposal of asset                    4,650           0
                                                          ---------   ---------
          Total Other Income                                 16,479      (1,025)
                                                          ---------   ---------

          Income before income taxes                       (100,910)   (516,922)

  Provision for income taxes                                 15,258      (1,816)
                                                          ---------   ---------

  Net income                                              $(116,168)  $(515,106)
                                                          =========   =========


Net revenue

      Net revenue for the three month period ended September 30, 2008 totaled $161,051 compared to $134,152 for the three month period ended September 30, 2007, an increase of $26,899 or approximately 20%. The increase is primarily due to increase in commission income generated of $63,798 from compared to the corresponding quarter for 2007.

Cost of Revenue

      Cost of revenue for the three month period ended September 30, 2008 totaled $107,645 or 67% of net revenue compared to $217,427 or 162% of net revenue for the three month period ended September 30, 2007, a decrease of $109,782, or approximately 50.5%. The decrease in the dollar amount was due to a decrease in direct cost of telecom equipment and services of approximately $134,000. During the quarter ended September 30, 2007 our cost of revenue included costs associated with phase completion on civil works and tower erections which has a low profit margin as compared to our revenue during the quarter ended September 30, 2008 which was more service and commission oriented with a lower cost of revenue and higher profit margin. This also accounts for the decrease of our cost of revenue as compared to revenue from 162% to 67%.

Operating Expense

      General and administrative expenses for the three month period ended September 30, 2008 totaled $137,838, or approximately 86% of net revenue, compared to $434,671, or approximately 324% of net revenue for the three month ended September 30, 2007, a decrease of $296,833, or approximately 68%. The decrease in general and administrative costs during the three months ended September 30, 2008 was primarily due to a reduction in our administrative staff in our Dubai and Pakistan offices resulting in a decrease of approximately $86,000. In addition, we closed our office in Dubai and moved our offices in Pakistan reducing our rent expense by approximately $20,000. We also put in place a cost reduction plan whereby we have been able to reduce our general and administrative costs, including marketing expenses by approximately $141,000.

Income (loss) from Operations

      Loss from operations for the three months ended September 30, 2008 totaled $84,431, or approximately 52% of net revenue, compared to loss from operations of $517,947, or approximately 386% of net revenue for the three month ended September 30, 2007, a decrease in loss from operations of $433,516 or approximately 84%. The decrease in loss from operations was primarily due to the reasons stated above.

Other expenses (income)

      Other expenses for the three month period ended September 30, 2008 totaled $16,479, or approximately 10% of net revenue, compared to other income of $1,025, or approximately 8% of net revenue for the three month ended September 30, 2007, an increase in other expenses of $17,504, or approximately 1,708%. The increase in other expenses has to do primarily with the write off of old uncollectible accounts for an amount of $10,706 and a loss on asset disposal of $4,650.

Net Income (Loss)

      Net loss for the three month period ended September 30, 2008 totaled $116,168, compared to a net loss of $515,106, for the three month ended September 30, 2007, a decrease of net loss of $398,938 or approximately 77%. The decrease in net loss was primarily due to reasons described above.

Liquidity and Capital Resources

      Our primary source of liquidity as of September 30, 2008 is our cash on hand and accounts receivable. Net cash used in operations for the three month period ended September 30, 2008 was $252,645, as compared to net cash used in operations of $625,840, during the same period in 2007. Our cash and cash equivalents were $102,317 and $16,520, as of September 30, 2008 and June 30, 2008, respectively. Our current assets totaled $523,547 and $405,420, as of September 30, 2008 and June 30, 2008, respectively. Our current liabilities were $1,447,012 and $577,066 as of September 30, 2008 and June 30, 2008,
respectively. Working capital was ($923,465) and ($171,646) as of September 30, 2008 and June 30, 2008, respectively.

      Net cash provided by investing activities totaled $1,704 for the three month period ended September 30, 2008, compared to net cash used in investing activities of ($29,420), for the same period ended September 30, 2007. Net cash provided by financing activities totaled $257,226 for the three month period ended September 30, 2008, compared to $373,162 for the same period ended September 30, 2007. The net cash change was $85,797 and ($256,319) for the three month ended September 30, 2008 and 2007, respectively.

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

Risks Associated with our Financial Needs

Our lack of cash reserves and liquid assets could result in an interruption of our business and has led our auditors to express doubt about our ability to continue as a going concern

      We do not currently have significant cash reserves. Although we have a subscription receivable for $219,568, our ability to fund our operations is dependent at the present time on collections of our accounts receivable. We have experienced difficulties in the recent past with collecting on our receivables. Until we receive the proceeds from our subscription receivable, the failure of our customers to timely pay accounts receivable could force us to curtail our operations. Accordingly, our auditors have qualified their report on our financials statements for the year ended June 30, 2008 by expressing substantial doubt about our ability to continue as a going concern.

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

The settlement of the purchase price for our acquisition of Provisus(TM) software could result in significant additional dilution of our equity

      On August 5, 2008, we acquired Provisus(TM) software and certain related intellectual property. We have the option to pay $1,000,000 of the purchase price in cash or in shares of our stock valued at $5,000,000. In the event that we do not have sufficient cash to pay the purchase price, we will be forced to pay the balance in shares of our stock. The number of shares we may be required to issue will not be known until August 5, 2009.

      At the current market price of $1.30 per share, we would issue 3,846,154 shares, 3.7% of our stock on a fully diluted basis. If our stock price were below $1.30 per share, the dilution of our stock would be more significant.

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

Risks related to our IT business

Because we have decided to focus on developing proprietary software products and sublicensing the Provisus(TM) product rather than licensing products from established developers, we cannot be assured that these products will receive market acceptance.

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

International uncertainties could harm our profitability

      We currently have operations outside of Pakistan and we expect these operations to grow in other parts of Asia, the Middle East and Eastern Europe. For the year ended June 30, 2008 and for the three months ended September 30, 2008, international operations outside of Pakistan, accounted for approximately 24% and 78% of our total revenues, respectively. Our international business operations are subject to a number of material risks, including, but not limited to:

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

Future sales of our shares in the public market could negatively affect our stock price

      If our stockholders sell substantial amounts of our common stock, the market price of our common stock could fall. As of November 13, 2008, we had 100,000,000 shares of common stock outstanding. Although 65,000,000 of our shares constitute restricted securities under the Securities Act, the shares may be sold into the marketplace under Rule 144. The possible sale of a significant number of these shares may cause the market price of our shares to fall.

ITEM 3. QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

      Averox's management, with the participation of Averox's Chief Executive Officer and acting Chief Financial Officer, has evaluated the effectiveness of Averox's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As previously reported in our Annual Report on Form 10-KSB for the year ended June 30, 2008, control deficiencies were identified that constitute a material weakness in internal over financial reporting. Such control deficiencies relate to insufficient personnel, inadequate segregation of duties, and lack of familiarity with the requirements imposed by the Exchange Act. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of June 30, 2008 were ineffective.

      Management has implemented changes in the processing of transactions to remediate the inadequate personnel related weakness previously identified. Additionally, management identified steps at both management and the board of directors' level to increase the effectiveness of review as it relates to the financial reporting process. Such changes have been partially implemented during the first fiscal quarter of the Company's 2008-2009 fiscal year. While management believes that the changes implemented have strengthened the overall control over financial reporting, such changes were not sufficient to conclude that the Company's disclosure and control procedures, as of September 30, 2008, were effective. Accordingly, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of September 30, 2008, were ineffective. Other changes will be considered as additional financial resources become available.

      Our management, including our Certifying Officers, confirm that there were no changes in our internal control over financial reporting during our quarter ending September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      With the exception of Averox Pakistan's litigations against Aircom MEA FZ-LL and ATIS Systems GmbH, each of which has not yet gone to trial, we are not involved in any legal proceedings which may have a significant affect on our business, financial position, results of operations or liquidity, nor are we aware of any proceedings that are pending or threatened which may have a significant affect on our business, financial position, results of operations or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      On November 18, 2008, we amended the terms of our Purchase Agreement with Provisus. Under the amended agreement, our claim against Air Com Ltd. was revomed as part of the assets transfered by us.

ITEM 6. EXHIBITS

Exhibits:

10.1 Amendment No. 1 to Asset Purchase Agreement by and between Averox (Pvt.) Ltd and Provisus Ltd., dated November 18, 2008.

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

                                                         AVEROX INC.
                                                         (Registrant)


Date: November 19, 2008                                  /s/ Salman Mahmood
      -----------------                                  -----------------------
                                                         Salman Mahmood
                                                         Chief Executive Officer


Date: November 19, 2008                                  /s/ Mirza Yasser Ahmad
      -----------------                                  -----------------------
                                                         Mirza Yasser Ahmad
                                                         Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

   10.1 Amendment No. 1 to Asset Purchase Agreement by and between Averox (Pvt.) Ltd and Provisus Ltd., dated November 18, 2008.

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