Form 10-Q
period 2008-12-31
AVEROX INC.
filed 2009-02-17
CIK 1096656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2008

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

                          AVEROX INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.          FINANCIAL INFORMATION

   Item 1.           Financial Statements.................................... 2

               Consolidated Balance Sheets at December 31, 2008 (unaudited) and June 30, 2008

               Unaudited Consolidated Statements of Operations for the three and six months ended December 31, 2008 and 2007

               Unaudited Consolidated Statements of Cash Flows for the three and six months ended December 31, 2008 and 2007

               Notes to Consolidated Financial Statements

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operation......................................... 3

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk....... 20

   Item 4.  Controls and Procedures.......................................... 20

   Item 4T. Controls and Procedures.......................................... 20

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings................................................ 21

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...... 21

   Item 3.  Defaults Upon Senior Securities.................................. 21

   Item 4.  Submission of Matters to a Vote of Security Holders.............. 21

   Item 5.  Other Information................................................ 21

   Item 6.  Exhibits ........................................................ 21

   Signatures................................................................ 22

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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          AVEROX, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008


                                TABLE OF CONTENTS

Unaudited Condensed Consolidated Balance Sheets                              F-1

Unaudited Condensed Consolidated Statements of Operations                    F-2

Unaudited Condensed Consolidated Statements of Cash Flow                     F-3

Notes to Unaudited Condensed Consolidated Financial Statements               F-4

                          AVEROX INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2008 AND JUNE 30, 2008

                                     ASSETS
                                                                 December 31,     June 30,
                                                                     2008           2008
                                                                 ------------   ------------
Current Assets                                                   (Unaudited)
         Cash and cash equivalents                               $     16,941   $     16,520
         Accounts receivable, net                                     292,991        307,863
         Investment                                                   112,158             --
         Receivable from related party                                366,889             --
         Other receivables                                              5,191         10,995
         Advances                                                      41,829         37,766
         Other current assets                                           3,297          3,834
         Prepaid expenses                                              14,158         28,442
                                                                 ------------   ------------
                 Total Current Assets                                 853,453        405,420
                                                                 ------------   ------------

Property, Plant & Equipment, net                                      105,453        131,492
                                                                 ------------   ------------

                Total Fixed Assets                                    105,453        131,492
                                                                 ------------   ------------

Other Assets
         Intangible assets, net                                       922,983          3,595
         Deposits                                                       4,203          4,888
                                                                 ------------   ------------

                 Total Other Assets                                   927,186          8,483
                                                                 ------------   ------------

Total Assets                                                     $  1,886,093   $    545,395
                                                                 ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts payable and accrued expenses                   $    316,841   $    457,277
         Payable to related party                                   1,000,000             --
         Provision for income tax                                     137,361         92,327
         Dividends payable                                                609            609
         Deferred tax liabilities                                          --         19,777
         Current portion of lease obligations                              --          7,076
                                                                 ------------   ------------
                 Total Current Liabilities                          1,454,811        577,066

Minority interest                                                      81,956         79,999
                                                                 ------------   ------------

Stockholders' Equity
         Common stock, $.004 par value, 250,000,000
         shares authorized, 100,000,000, issued and outstanding       400,000        400,000
         Additional paid in capital                                 2,223,777      2,223,779
         Subscription receivable                                      (54,331)      (477,524)
         Other comprehensive income                                   205,371         81,508
         Retained deficit                                          (2,425,490)    (2,339,433)
                                                                 ------------   ------------
         Total Stockholders' Equity                                   349,327       (111,670)
                                                                 ------------   ------------

Total Liabilities and Stockholders' Equity                       $  1,886,093   $    545,395
                                                                 ============   ============

   The accompanying notes are an integral part of these financial statements.

                          AVEROX INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Three Months Ended                      Six Months Ended
                                                      December 31, 2008   December 31, 2007   December 31, 2008   December 31, 2007
                                                      -----------------   -----------------   -----------------   -----------------
                                                         (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
Net Revenue                                           $         259,207   $         205,655   $         420,258   $         339,807

Cost of revenue                                                 136,790             257,188             214,327             474,615
                                                      -----------------   -----------------   -----------------   -----------------

        Gross profit (loss)                                     122,417             (51,532)            205,931            (134,807)

Operating expenses

        General and administrative expenses                     169,136             696,845             306,974           1,131,519
        Amortization of intangible                               50,000                  --              80,108                  --
                                                      -----------------   -----------------   -----------------   -----------------

Loss from operations                                            (96,719)           (748,378)           (181,151)         (1,266,327)
                                                      -----------------   -----------------   -----------------   -----------------

Other (Income) Expense
        Interest income                                              --                (902)                 (9)             (3,673)
        Other (income) expense                                 (244,441)                 --            (231,207)                 --
        Interest expense                                            585               1,227                 738               2,823
        Currency exchange (gains) losses                         (7,530)                (40)             (9,078)                111
        Gain on disposal of asset                                   120                (102)              4,770                (102)
                                                      -----------------   -----------------   -----------------   -----------------
        Total Other (Income) Expense                           (251,266)                182            (234,786)               (842)
                                                      -----------------   -----------------   -----------------   -----------------

Income (Loss) before income taxes and
  minority interest                                             154,547            (748,560)             53,635          (1,265,485)

Provision for income taxes                                      122,478            (103,186)            137,736            (105,002)
                                                      -----------------   -----------------   -----------------   -----------------

Net income (loss) before minority interest                       32,069            (645,374)            (84,101)         (1,160,483)

Net income (loss) attributable to minority interest               2,178              (6,683)              1,957             (11,106)
                                                      -----------------   -----------------   -----------------   -----------------

Net income (loss)                                                29,891            (638,692)            (86,058)         (1,149,378)

Other Comprehensive income
             Foreign Currency Translation                        80,435              (3,198)            123,863             (77,201)
                                                      -----------------   -----------------   -----------------   -----------------

Comprehensive income (loss)                           $         110,326   $        (641,890)  $          37,805   $      (1,226,579)
                                                      =================   =================   =================   =================

Basic & diluted net income (loss) per share           $           0.000   $          (0.006)  $          (0.001)  $          (0.011)
                                                      =================   =================   =================   =================

Weighted average shares of share capital outstanding
  - basic & diluted                                         100,000,000         100,000,000         100,000,000         100,000,000
                                                      =================   =================   =================   =================

   The accompanying notes are an integral part of these financial statements.

                          AVEROX INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTH PERIODS ENDED DECEMBER 31, 2008 AND 2007

                                                                           2008           2007
                                                                       ------------   ------------
                                                                        (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                      $    (86,058)  $ (1,149,378)

         Adjustments to reconcile net loss to net cash
            used in operating activities:
         Bad debts                                                            5,268        292,469
         Loss on sales of fixed assets                                        4,770           (102)
         Depreciation and amortization                                      180,678         24,092
         Allowance for deferred tax asset                                    95,380             --
         Minority interest                                                    1,957        (11,106)

         (Increase) / decrease in assets:
         Accounts receivable                                                (34,463)        54,261
          Other receivables, deposits and prepaid expenses                 (330,437)      (228,104)
         Loans and advances                                                  (9,339)            --
         Increase / (decrease) in liabilities:
         Accounts payable and accrued expenses                               62,603       (125,310)
         Provision for income tax                                            42,357             --
                                                                       ------------   ------------

         Net cash used in operations                                        (67,283)    (1,143,178)
                                                                       ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Proceed from sale of property and equipment                          2,732         17,216
         Purchase of investment                                            (112,158)            --
         Acquisition of intangible assets                                        --           (545)
         Acquisition of property and equipment                              (19,048)       (80,315)
                                                                       ------------   ------------

         Net cash provided by (used in) investing activities               (128,474)       (63,644)
                                                                       ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from subscription receivable                              423,192        626,653
         Payment on capital lease                                            (9,992)       (19,032)
                                                                       ------------   ------------

         Net cash provided by financing activities                          413,200        607,620
                                                                       ------------   ------------

         Effect of exchange rate changes on cash and cash equivalents      (217,023)        32,690
                                                                       ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            421       (566,510)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                                 16,520        775,712
                                                                       ------------   ------------

CASH AND CASH EQUIVALENTS, ENDING BALANCE                              $     16,941   $    209,201
                                                                       ============   ============

SUPPLEMENTAL DISCLOSURES:

         Cash paid during the twelve months for:

              Interest paid                                            $        738   $      2,823
                                                                       ============   ============

              Income tax paid                                          $         --   $         --
                                                                       ============   ============

         Non Cash transactions:

               Intangible asset purchased                              $  1,000,000   $         --
                                                                       ============   ============

   The accompanying notes are an integral part of these financial statements.

                          AVEROX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

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

      Software Development Costs

      Software development costs required to be capitalized pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," have not been material to date. Software development costs for internal use required to be capitalized pursuant to Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," have also not been material to date. The Company did not incur any software development costs during the six months ended December 31, 2008.

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

      Exchange Gain (Loss)

      During the six month periods ended December 31, 2008 and 2007, the transactions of Averox Pakistan were denominated in foreign currency and were recorded in Pakistan Rupee (PKR) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

      Translation Adjustment

      As of December 31, 2008 and 2007, the accounts of Averox Pakistan were maintained, and its financial statements were expressed, in Pakistan Rupees (PKR). Such financial statements were translated into U.S. Dollars
      (USD) in accordance with Statement of Financial Accounts Standards No. 52, "Foreign Currency Translation," with the PKR as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders' equity (deficit) is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income," as a component of shareholders' equity (deficit).

      Allowance for Doubtful Accounts

      The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $277,099 and $583,593 as of December 31, 2008 and June 30, 2008, respectively.

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

               Equipment                             3 -5 years
               Furniture & Fixtures                  5 -10 years
               Motor Vehicles                        5 years

      As of December 31, 2008 and June 30, 2008 property, plant and equipment consisted of the following:

                                      December 31, 2008       June 30, 2008
                                      -----------------   -----------------
            Furniture and Fixtures    $          20,971   $          35,727
            Office equipment                    118,612             117,836
            Motor vehicles                       84,226              97,954
                                      -----------------   -----------------
                                                223,809             251,516

            Accumulated depreciation           (118,356)           (120,024)
                                      -----------------   -----------------

            Total                     $         105,453   $         131,492
                                      =================   =================

      Depreciation expense was $20,462 and $11,804 for the six months ended December 31, 2008 and 2007.

      Capital Leases

      Included in Property, Plant and Equipment, as of December 31, 2008 and June 30, 2008, are $85,843 and $98,672, respectively worth of assets that were purchased on capital lease arrangements.

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

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2008 there were no significant impairments of its long-lived assets.

      As of December 31, 2008 and June 30, 2008, Intangible Assets consist of the following:

                                        December 31, 2008       June 30, 2008
                                        -----------------   -----------------
      Software and intellecutal rights  $       1,003,091   $           3,595
      Accumulated amortization                    (80,108)                 --
                                        -----------------   -----------------
                                        $         922,983   $           3,595
                                        =================   =================


      Amortization expense for the twelve month periods ending
          December 31, 2009             $         203,091
          December 31, 2010                       200,000
          December 31, 2011                       200,000
          December 31, 2012                       200,000
          December 31, 2013                       119,892
                                        -----------------
                                        $         922,983
                                        =================

      Segment Reporting

      Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information," requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment as of December 31, 2008 and June 30, 2008.

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

Note D- PREPAID EXPENSES

      As of December 31, 2008 and June 30, 2008, prepaid expenses comprised of the following:

                                December 31, 2008      June 30, 2008
                                -----------------  -----------------
            Advance tax         $           5,668  $          24,060
            Other                           8,490              4,382
                                -----------------  -----------------
            Total               $          14,158  $          28,442
                                =================  =================

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

Note F - GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained net losses of $2,425,490 since its inception, has negative working capital and the Company's operations do not generate sufficient cash to cover its operating costs. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments; and 2) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities.

Note G - OTHER COMPREHENSIVE INCOME

      Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at December 31, 2008 are as follows:

                                                       Accumulated Other
                                                      Comprehensive loss
                                                      ------------------
            Balance at June 30, 2007                  $          167,872

            Change for the year                                  (86,364)
                                                      ------------------
            Balance at June 30, 2008                  $           81,508

            Change July 1, 2008 to December 31, 2008             123,863
                                                      ------------------
            Balance at December 31, 2008              $          205,371
                                                      ==================

Note H - COMMITMENTS

      The Company leases various office facilities in Pakistan under operating leases that terminate on various dates. Rental expense for these leases consisted of $13,182 for the six month period ended December 31, 2008. The Company has future minimum lease obligations as follows:

      December 31,
      2009                $     21,157
      2010                      23,161
      2011                $     11,121
                          ------------
      Total               $     55,439
                          ============

Note I - MAJOR CUSTOMERS AND VENDORS

      For the six month period ended December 31, 2008 we have four customers which account for 100% of our sales. There is approximately $225,717 receivable from these customers as of December 31, 2008.

      For the six month period ended December 31, 2008 we have three major vendors which account for approximately 93% of our purchases. As of December 31, 2008, we have $1,481 payable to these vendors.

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

      On October 25, 2007, the Company and HALO Investments Ltd. (the"Investor") amended and restated the promissory note for $1,850,000. The new payment plan requires that the sum of $65,000 together with interest shall be paid on or before the first date of each month beginning with the month of November, 2007 up to and including the month of August, 2008 and the remaining principal balance of this note with interest shall be paid on or before September 1, 2008. As of December 31, 2008, $54,331 remains outstanding.

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

      In addition to the transfer of the claims, under the terms of the Purchase Agreement, Averox will pay Provisus (i) in perpetuity a royalty equal to twenty percent (20%) of all revenue generated from the sale of Provisus software and services in excess of $5 million dollars in revenues in the aggregate, and (ii) either (x) $1 million dollars in cash on the first anniversary of the date of the Purchase Agreement or (y) shares of the Company's common stock if no cash is available after one year valued at $5 million based upon the then current market price of Averox's shares

Note M - STOCK SPLIT

      On October 25, 2008, Averox Inc. (the "Company") effected a 10-for-1 stock split of the Company's common stock for shareholders of record as of October 27, 2008. The split was effected through an amendment to Averox's articles of incorporation in which each outstanding share of common stock would be converted into ten outstanding shares of Averox Common Stock.

      All financials presented have been revised to reflect the 10-for 1 stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

      The following presentation of management's discussion and plan of operation for Averox Inc. has been prepared by its internal management and should be read in conjunction with the audited financial statements of Averox Inc., for the years ended June 30, 2008 and 2007, including the notes thereto and the unaudited financial statements for the three and six months ended December 31, 2008 and 2007, including the notes thereto included elsewhere in this report. Some of the statements below discuss "forward-looking" information. Those statements include statements regarding the intent, belief or current expectations of Averox and its management team. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These risks and uncertainties include but are not limited to, those risks and uncertainties discussed under the heading "Risk Factors" in this report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

      In this report, unless the context otherwise requires, references to Averox, "we", "us" or "our" include Averox, Averox Dubai and Averox Pakistan, and references to our business mean the combined businesses of Averox, Averox Dubai and Averox Pakistan.

      Averox was incorporated under the name Flickering Star Financial Inc. on November 25, 1996 under the laws of the State of Nevada. From January 1, 1997 through March 31, 1997, Flickering Star Financial Inc. was in its development stage. It originally intended to act as a finder of individuals who would serve as an additional guarantor of motion picture completion guaranty contracts. As of December 31, 1996, all funds raised by the sale of shares of Flickering Star Financial in order to fulfil its initial objective had been expended and, after March 31, 1997, Flickering Star Financial become dormant.

      On November 6, 2006, in anticipation of the acquisition of Averox Dubai and Averox Pakistan, the name Flickering Star Financial Inc. was changed to Averox Inc.

      On November 13, 2006, Averox consummated the transactions contemplated by that certain Exchange Agreement, dated October 30, 2006, by and among Averox, certain shareholders of Averox, Averox Dubai and Salman Mahmood ("Mahmood") by acquiring all of the outstanding shares of capital stock of Averox Dubai. Averox Dubai had previously acquired ninety-eight percent (98%) of the capital stock of Averox Pakistan from Mahmood and his spouse on August 31, 2006. Effective as of March 31, 2008, Averox ceased its operations in Dubai and Averox Dubai became dormant. On March 31, 2008, Averox Dubai transferred the shares of Averox Pakistan owned by it to Averox Inc., subject only to minor regulatory approvals, all of which have now been obtained. Upon such transfer, Averox Pakistan will become a wholly-owned subsidiary of Averox Inc.

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

      On August 5, 2008, we acquired Provisus(TM), a product that provides service activation and provisioning technology to telecom operators, from Provisus Ltd. Prior to our acquisition of Provisus(TM), we were licensed to sell the product. Version 1.0 of Provisus(TM) has been developed and we are now in the process of developing enhancements to Provisus(TM) in a new version that will be at par with 3G and 4G compatible technologies. We expect to launch version 2.0 of Provisus(TM) in 2009.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED
DECEMBER 31, 2008 AND 2007.

      The following table presents the statement of operations for the three month period ended December 31, 2008 as compared to the comparable period ended December 31, 2007. The discussion following the table is based on these results.

                                                        2008           2007
                                                    ------------   ------------

      Net Revenue                                   $    259,207   $    205,655

      Cost of revenue                                    136,790        257,188
                                                    ------------   ------------
                  Gross profit                           122,417        (51,532)

      General and administrative expenses                169,136        696,845
      Amortization on intangible                          50,000             --
                                                    ------------   ------------

                  Income from operations                 (96,719)      (748,378)
                                                    ------------   ------------

      Other (Income) Expense
                  Interest income                             --           (902)
                  Other income (expense)                (244,441)            --
                  Interest expense                           585          1,227
                  Currency exchange (gains) losses        (7,530)           (40)
                  (Gain) loss on disposal of asset           120           (102)
                                                    ------------   ------------
                  Total Other Income                    (251,266)           182
                                                    ------------   ------------

                  Income before income taxes             154,547       (748,560)

      Provision for income taxes                         122,478       (103,186)
                                                    ------------   ------------

      Net income                                    $     32,069   $   (645,374)
                                                    ============   ============

Net revenue

Net revenue for the three month period ended December 31, 2008 totaled $259,207 compared to $205,655 for the three month period ended December 31, 2007, an increase of $53,552 or approximately 26%. The increase is primarily due to an increase in income from IT services to Telecom sector amounting to $140,400 from one client as compared to corresponding period in 2007.

Cost of revenue

Cost of revenue for the three month period ended December 31, 2008 totaled $136,790 or approximately 53% of net revenue compared to $257,188 or 125% of net revenue for the three month period ended December 31, 2007, a decrease of $120,398, or approximately 47%. The decrease in the dollar amount was due to a decrease in direct cost of services of approximately $110,000. During the quarter ended December 31, 2007 our cost of revenue included costs associated with phase completion on civil works which has a low profit margin as compared to our revenue during the quarter ended December 31, 2008 which was more service and commission oriented with a lower cost of revenue and higher profit margin. This also accounts for the decrease of our cost of revenue as compared to revenue from 125% to 53%.

Operating expense

General and administrative expenses for the three month period ended December 31, 2008 totaled $169,136 or approximately 65% of net revenue compared to $696,845 or approximately 339% of net revenue for the three month ended December 31, 2007, a decrease of $527,709 or approximately 76%. The decrease in general and administrative costs during the three month ended December 31, 2008 was primarily due to reduction in bad debt from $292,469 to $5,268 and due to a reduction in our administrative & marketing staff in our Dubai and Pakistan offices resulting in a decrease of approximately $70,000. In addition, we closed our office in Dubai and moved our offices in Pakistan reducing our rent expense by approximately $44,000. We also put in place a cost reduction plan whereby we have been able to reduce our general and administrative costs, including marketing expenses by approximately $120,000.

Loss from operations

Loss from operations for the three months ended December 31, 2008 totaled $96,719 or approximately 37% of net revenue compared to loss from operations of $748,378 or approximately 364% of net revenue for the three month ended December 31, 2007, a decrease in loss from operations of $651,659 or approximately 87%. The decrease in loss from operations was primarily due to the reasons stated above.

Other expenses (income)

Other income for the three month period ended December 31, 2008 totaled ($251,266) compared to other expenses of $182 for the three month ended December 31, 2007, an increase in other income of $251,448, or approximately 138,158%. The increase in other income has to do primarily with the collection of bad debt for $232,312.

Net Income (loss)

Net income for the three month period ended December 31, 2008 totaled $32,069 compared to a net loss of ($645,374) for the three month ended December 31, 2007, an increase in net income of $677,443 or approximately 105%. The increase in net income was primarily due to reasons described above.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007

      The following table presents the statement of operations for the six months ended December 31, 2008 as compared to the comparable period of the six months ended December 31, 2007. The discussion following the table is based on these results.

                                                        2008           2007
                                                    ------------   ------------

      Net Revenue                                   $    420,258   $    339,807

      Cost of sales                                      214,327        474,615
                                                    ------------   ------------
                  Gross profit                           205,931       (134,807)

      General and administrative expenses                306,974      1,131,519
      Amortization of intangible                          80,108
                                                    ------------   ------------

                  Income from operations                (181,151)    (1,266,327)
                                                    ------------   ------------

      Other (Income) Expense
                  Interest income                             (9)        (3,673)
                  Other income                          (231,207)            --
                  Interest expense                           738          2,823
                  Currency exchange (gains) losses        (9,078)           111
                  (Gain) loss on disposal of asset         4,770           (102)
                                                    ------------   ------------
                  Total Other Income                    (234,786)          (842)
                                                    ------------   ------------

                  Income before income taxes              53,635     (1,265,485)

      Provision for income taxes                         137,736       (105,002)
                                                    ------------   ------------

      Net income                                    $    (84,101)  $ (1,160,483)
                                                    ============   ============

Net sales

      Net revenue for the six months ended December 31, 2008 totaled $420,258 compared to $339,807 for the six months ended December 31, 2007, an increase of $80,451 or approximately 24%. The increase in revenue was due to increase in Income from IT services to Telecom sector which was not part of our clientele portfolio in the corresponding period of six months ended December 31, 2007.

Cost of Sales

      Cost of sales for the six months ended December 31, 2008 totaled $214,327 or approximately 51% of net revenue compared to $474,615 or approximately 140% of net revenue for the six months ended December 31, 2007, a decrease of $260,288 or approximately 55%. The decrease in percentage cost of sales for the six months ended December 31, 2008 was attributed to mainly decrease in the direct cost of Telecom equipment and services. During the six months ended December 31, 2007 our cost of revenue included costs associated with phase completion on civil works and tower erections which has a low profit margin as compared to our revenue during the six months ended December 31, 2008 which was more service and commission oriented with a lower cost of revenue and higher profit margin. This impacted in significant decrease on our cost of sales.

Operating Expense

      General and administrative expenses for the six months ended December 31, 2008 totaled $306,974 or approximately 73% of net revenue compared to $1,131,519 or approximately 333% of net revenue for the six months ended December 31, 2007, a decrease of $824,545 or approximately 73%. The decrease in general and administrative costs during the six month ended December 31, 2008 was primarily due to reduction in bad debt from $292,469 to $5,268 and significant decrease in our general & administrative expenses including due to reduction in our Dubai and Pakistan staff. In addition, we also closed our offices in Dubai and moved our office in Pakistan to reduce our rent expense. By closing our office in Dubai, we also managed to reduce some additional administrative and marketing costs.

Loss from Operations

      Loss from operations for the six months ended December 31, 2008 totaled $181,151 or approximately 43% of net revenue compared to a loss from operations of $1,266,327 or approximately 373% for the six months ended December 31, 2007, a decrease of $1,085,176 or approximately 86%. The decrease was primarily due to decrease in our office and administrative heads by closing our office in Dubai and reducing our workforce by a significant margin as compared to six months ended December 31, 2007. In addition, our bad debts were also reduced significantly by focusing and emphasizing on timely recoveries.

Other income

      Other income for the six month period ended December 31, 2008 totaled $234,786 compared to other income of $842 for the six month ended December 31, 2007, an increase in other income of $233,944, or approximately 27,784%. The increase in other income has to do primarily with the collection of bad debt for $232,312.

Net Loss

      Net loss for the six months ended December 31, 2008 totaled $84,101 compared to net loss of $1,160,483 for the six months ended December 31, 2007, a decrease of $1,076,382 or approximately 93%. The decrease in net loss was primarily due to reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity as of December 31, 2008 is our cash on hand and accounts receivable. Net cash used in operations for the six month period ended December 31, 2008 was $67,283 as compared to net cash used in operations of $1,143,178 during the same period in 2007. Our cash and cash equivalents were $16,941 and $16,520 as of December 31, 2008 and June 30, 2008, respectively. Our current assets totaled $853,453 and $405,420 as of December 31, 2008 and June 30, 2008, respectively. Our current liabilities were $1,454,811 and $577,066 as of December 31, 2008 and June 30, 2008, respectively. Working capital was ($601,358) and ($171,646) as of December 31, 2008 and June 30, 2008,
respectively.

Net cash used in investing activities totaled ($128,474) for the six month period ended December 31, 2008, compared to net cash used in investing activities of ($63,644) for the same period ended December 31, 2007.

Net cash provided by financing activities totaled $413,200 for the six month period ended December 31, 2008, compared to $607,620 for the same period ended December 31, 2007. The net cash change was $421 and ($566,510) for the six month ended December 31, 2008 and 2007, respectively.

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

Risks Associated with our Financial Needs

Our lack of cash reserves and liquid assets could result in an interruption of our business and has led our auditors to express doubt about our ability to continue as a going concern

      We do not currently have significant cash reserves. Although we have a subscription receivable for $54,331, our ability to fund our operations is dependent at the present time on collections of our accounts receivable. We have experienced difficulties in the recent past with collecting on our receivables. Until we receive the proceeds from our subscription receivable, the failure of our customers to timely pay accounts receivable could force us to curtail our operations. Accordingly, our auditors have qualified their report on our financials statements for the year ended June 30, 2008 by expressing substantial doubt about our ability to continue as a going concern.

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

The settlement of the purchase price for our acquisition of Provisus(TM) software could result in significant additional dilution of our equity.

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

      At the current market price of $1.00 per share, we would issue 5,000,000 shares, 4.76% of our stock on a fully diluted basis. If our stock price were below $1.00 per share, the dilution of our stock would be more significant.

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

General Risks Associated with our Business

We are controlled by Salman Mahmood and this control could be detrimental to our shareholders

      Mr. Mahmood beneficially owns 65% of our common stock. Accordingly, Mr. Mahmood has the ability to control us and our affairs, including the outcome of all matters requiring shareholder approval such as the election and removal of our entire board of directors, and any merger, consolidation or sale of all or substantially all of our assets. This concentrated control gives Mr. Mahmood the right to decide whether we should proceed with any action, even if those actions might be beneficial to all shareholders and could discourage others from initiating any potential merger, takeover or other change of control transaction. As a result, the market price of our shares could be adversely affected.

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

Changes in the policies of the Government of Pakistan or political instability could delay the further liberalization of the Pakistan economy and adversely affect economic conditions in Pakistan generally, which could impact our business and prospects

      Since 1988, successive Pakistan governments have pursued policies of economic liberalization, including significantly relaxing restrictions on the private sector. Nevertheless, the role of the Pakistan central and state governments in the Pakistan economy as producers, consumers and regulators has remained significant. The Government of Pakistan announced policies and initiatives that support the continued economic liberalization policies pursued by previous governments. However, these liberalization policies may not continue in the future. The rate of economic liberalization could change, and specific laws and policies affecting technology companies, foreign investment, currency exchange and other matters affecting investment in our securities could change as well. A significant change in Pakistan's economic liberalization and deregulation policies could adversely affect business and economic conditions in Pakistan generally, and our business in particular.

International uncertainties could harm our profitability

      We currently have operations outside of Pakistan and we expect these operations to grow in other parts of Asia, the Middle East and Eastern Europe. For the year ended June 30, 2008 and for the six months ended December 31, 2008, international operations outside of Pakistan, accounted for approximately 24% and 60% of our total revenues, respectively. Our international business operations are subject to a number of material risks, including, but not limited to:

      o difficulties in building and managing foreign operations including, without limitation, management and contracts administration processes;
      o regulatory uncertainties in foreign countries, including changing regulations and delays in telecommunications carriers to build out their networks in various locations;
      o difficulties in enforcing agreements and collecting receivables through foreign legal systems and addressing other legal issues;
      o unexpected restrictions on transferring cash from foreign operations to the United Arab Emirates, Pakistan or the United States;
      o     longer payment cycles;
      o     foreign and U.S. tax issues;
      o potential instability or changes in regulatory requirements or the potential overthrowing of the current government in certain foreign countries;
      o     fluctuations in the value of foreign currencies;
      o general economic and political conditions in the markets in which we operate;
      o unexpected domestic and international regulatory, economic or political changes;
      o     recessions in foreign countries; and
      o     difficulties and costs of staffing and managing foreign operations.

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

Future sales of our shares in the public market could negatively affect our stock price

      If our stockholders sell substantial amounts of our common stock, the market price of our common stock could fall. As of February 16, 2008, we had 100,000,000 shares of common stock outstanding. Although 68,800,000 of our shares constitute restricted securities under the Securities Act, the shares may be sold into the marketplace under Rule 144. The possible sale of a significant number of these shares may cause the market price of our shares to fall.

ITEM 3. QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

      Averox's management, with the participation of Averox's Chief Executive Officer and acting Chief Financial Officer, has evaluated the effectiveness of Averox's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As previously reported in our Annual Report on Form 10-KSB for the year ended June 30, 2008, control deficiencies were identified that constitute a material weakness in internal control over financial reporting. Such control deficiencies relate to insufficient personnel, inadequate segregation of duties, and lack of familiarity with the requirements imposed by the Exchange Act. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of June 30, 2008 were ineffective.

      Management has implemented changes in the processing of transactions to remediate the inadequate personnel related weakness previously identified. Additionally, management identified steps at both management and the board of directors' level to increase the effectiveness of review as it relates to the financial reporting process. Such changes have been partially implemented during the first two fiscal quarters of the Company's 2008-2009 fiscal year. While management believes that the changes implemented have strengthened the overall control over financial reporting, such changes were not sufficient to conclude that the Company's disclosure and control procedures, as of December 31, 2008, were effective. Accordingly, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of December 31, 2008, were ineffective. Other changes will be considered as additional financial resources become available.

(b) Changes in Internal Control Over Financial Reporting.

      Our management, including our Certifying Officers, confirm that there were no changes in our internal control over financial reporting during our quarter ending December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

----------
+ Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        AVEROX INC.
                                                        (Registrant)


Date: February 17, 2009                                 /s/ Salman Mahmood
                                                        ------------------------
                                                        Salman Mahmood
                                                        Chief Executive Officer


Date: February 17, 2009                                 /s/ Mirza Yasser Ahmad
                                                        ------------------------
                                                        Mirza Yasser Ahmad
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