Form 10-Q
period 2009-03-31
AVEROX INC.
filed 2009-05-22
CIK 1096656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009

                                       OR

                   |_| REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                For the transition period from ______ to _______

                        COMMISSION FILE NUMBER 000-28867

                                   AVEROX INC.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                          88-0407936
-------------------------------                 --------------------------------
(State or Other Jurisdiction of                 (IRS Employer Identification No.
Incorporation or Organization)

        House No. 381, Street No. 13, Sector F-10/2, Islamabad, Pakistan
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                               +92 (0) 51 211 0755
                               -------------------
              (Registrant's Telephone Number, Including Area Code)

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

As of May 20, 2009, there were 100,000,000 shares of Common Stock, $.004 par value, outstanding.

                          AVEROX INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            PAGE

PART I  FINANCIAL INFORMATION................................................(i)

   Item 1. Financial Statements..............................................(i)

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operation........................1

   Item 3. Quantitative Disclosures about Market Risk.........................15

   Item 4. Controls and Procedures............................................15

   Item 4T. Controls and Procedures...........................................16

PART II  OTHER INFORMATION....................................................17

   Item 1. Legal Proceedings..................................................17

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds........17

   Item 3. Defaults Upon Senior Securities....................................17

   Item 4. Submission of Matters to a Vote of Security Holders................17

   Item 5. Other Information..................................................17

   Item 6. Exhibits...........................................................17

SIGNATURES....................................................................18

Exhibits

      10.1 Agreement, dated May 15, 2009, by and between Averox Inc. and Averox Telecommunication LLC

      31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          AVEROX, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (UNAUDITED)

                                TABLE OF CONTENTS

Unaudited Condensed Consolidated Balance Sheets                              F-1

Unaudited Condensed Consolidated Statements of Operations                    F-2

Unaudited Condensed Consolidated Statements of Cash Flow                     F-3

Notes to Unaudited Condensed Consolidated Financial Statements               F-4


                                      (i)

                          AVEROX INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 2009 AND JUNE 30, 2008
                                   (UNAUDITED)

                                     ASSETS

                                                     March 31,       June 30,
                                                       2009            2008
                                                    -----------     -----------
Current Assets
     Cash and cash equivalents                      $   317,376     $    16,520
     Accounts receivable, net                           447,293         307,863
     Advances & prepaid expenses                         67,964          66,208
     Other current assets                                 6,311          14,829
                                                    -----------     -----------
             Total Current Assets                       838,942         405,420
                                                    -----------     -----------

Property, Plant & Equipment, net                         94,445         131,492
                                                    -----------     -----------

Other Assets
     Intangible assets, net                             872,929           3,595
     Deposits                                             4,130           4,888
                                                    -----------     -----------

             Total Other Assets                         877,060           8,483
                                                    -----------     -----------

Total Assets                                        $ 1,810,447     $   545,395
                                                    ===========     ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable and accrued expenses          $   306,893     $   457,886
     Payable to related party                         1,000,000              --
     Provision for income tax                            95,287          92,327
     Deferred tax liabilities                            13,427          19,777
     Deferred revenue                                   161,983              --
     Current portion of lease obligations                    --           7,076
                                                    -----------     -----------
             Total Current Liabilities                1,577,590         577,066

Minority interest                                        81,044          79,999
                                                    -----------     -----------

Stockholder's Deficit
     Common stock, $.004 par value, 250,000,000
     shares authorized, 100,000,000, issued and         400,000         400,000
     outstanding
     Additional paid in capital                       2,223,779       2,223,779
     Subscription receivable                                 --        (477,524)
     Other comprehensive income (loss)                  (89,422)         81,508
     Accumulated deficit                             (2,382,544)     (2,339,433)
                                                    -----------     -----------
     Total Stockholder's Deficit                        151,813        (111,670)
                                                    -----------     -----------

Total Liabilities and Stockholder's Deficit         $ 1,810,447     $   545,395
                                                    ===========     ===========

                          AVEROX INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Month Periods Ended             Nine Month Periods Ended
                                                  March 31, 2009     March 31, 2008     March 31, 2009     March 31, 2008
                                                  --------------     --------------     --------------     --------------
Net Revenue                                       $      216,138     $      120,855     $      636,396     $      460,662

Cost of revenue                                           59,450            210,986            273,777            685,601
                                                  --------------     --------------     --------------     --------------

     Gross profit (loss)                                 156,688            (90,130)           362,619           (224,938)

Operating expenses

     General and administrative expenses                 218,554            239,047            525,528          1,370,566
       Amortization of intangible                         50,000                 --            130,108                 --
                                                  --------------     --------------     --------------     --------------

Loss from operations                                    (111,865)          (329,178)          (293,016)        (1,595,505)
                                                  --------------     --------------     --------------     --------------

Other (Income) Expense
     Interest income                                     (43,736)              (344)           (43,745)            (4,017)
       Other (income) expense                             11,620                 --           (219,587)                --
     Interest expense                                      3,645                852              4,383              3,675
     Currency exchange (gains) losses                     (2,183)               (21)           (11,261)                90
     Gain on disposal of asset                               (40)                 1              4,730               (101)
                                                  --------------     --------------     --------------     --------------
     Total Other (Income) Expense                        (30,693)               487           (265,479)              (354)
                                                  --------------     --------------     --------------     --------------

Loss before income taxes and minority interest           (81,173)          (329,665)           (27,538)        (1,595,151)

Provision for income taxes                              (123,207)            (1,810)            14,529           (106,812)
                                                  --------------     --------------     --------------     --------------

Net income (loss) before minority interest                42,034           (327,855)           (42,067)        (1,488,340)

Net income (loss) attributable to minority
interest                                                    (912)            (3,504)             1,045            (14,610)
                                                  --------------     --------------     --------------     --------------

Net income (loss)                                         42,946           (324,351)           (43,112)        (1,473,729)

Other Comprehensive item
     Foreign Currency Translation                       (214,358)           (95,419)          (170,930)          (172,620)
                                                  --------------     --------------     --------------     --------------

Comprehensive Loss                                $     (171,412)    $     (419,771)    $     (214,042)    $   (1,646,350)
                                                  ==============     ==============     ==============     ==============

Basic & diluted net income per share              $        0.000             (0.032)    $        0.000     $       (0.147)

Weighted average shares of share capital
outstanding
  - basic & diluted                                  100,000,000         10,000,000        100,000,000         10,000,000
                                                  ==============     ==============     ==============     ==============

Weighted average for the dilutive shares has not been calculated since the dilutive shares are anti-dilutive

                          AVEROX INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008
                                   (UNAUDITED)

                                                                2009            2008
                                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                               $   (43,112)    $(1,473,729)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
     Bad debts                                                 (220,000)        289,638
     Loss on sales of fixed assets                                   --            (101)
     Depreciation and amortization                              162,812          36,122
     Valuation allowance                                        179,172              --
     Minority interest                                            1,045         (14,610)
     (Increase) / decrease in assets:
        Accounts receivable                                      34,141          72,765
        Other receivables, deposits and prepaid expenses       (154,064)       (358,252)
        Loans and advances                                      (59,679)             --
Increase / (decrease) in liabilities:
        Accounts payable and accrued expenses                   (92,715)          4,071
        Deferred revenue                                        168,214              --
        Provision for income tax                                 14,529              --
                                                            -----------     -----------
     Net cash used in operations                                 (9,656)     (1,444,097)
                                                            -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceed from sale of property and equipment                     --          17,049
     Acquisition of intangible assets                                --            (545)
     Acquisition of property and equipment                      (14,239)        (80,665)
                                                            -----------     -----------
     Net cash used in investing activities                      (14,239)        (64,160)
                                                            -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from subscription receivable                      477,523         802,693
     Payment on capital lease                                    (6,208)        (28,121)
                                                            -----------     -----------
     Net cash provided by financing activities                  471,315         774,573
                                                            -----------     -----------
     Effect of exchange rate changes on cash and cash
        equivalents                                            (146,564)         61,334
                                                            -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            300,856        (672,350)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                     16,520         775,712
                                                            -----------     -----------

CASH AND CASH EQUIVALENTS, ENDING BALANCE                   $   317,376     $   103,361
                                                            ===========     ===========

SUPPLEMENTAL DISCLOSURES:

     Cash paid during the nine month periods for:

        Interest paid                                       $     4,383     $     3,675
                                                            ===========     ===========
        Income tax paid                                     $        --     $        --
                                                            ===========     ===========

     Non Cash transactions:

        Intangible asset purchased                          $ 1,000,000     $        --
                                                            ===========     ===========

                          AVEROX, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009

Note A - ORGANIZATION

      Averox, Inc., formerly Flickering Star Financial, Inc. ("Averox"), was incorporated on November 25, 1996 under the laws of the State of Nevada. On November 13, 2006, Averox Inc., consummated the transactions contemplated by a certain Share Exchange Agreement dated October 30, 2006, by and among Averox, certain shareholders of Averox, Averox FZ-LLC (formerly Pearl Consulting FZ-LLC), Averox (Private) Limited (formerly Pearl Consulting (Private) Limited) and Salman Mahmood (the "Exchange Agreement"). Averox FZ-LLC ("Averox Dubai"), a free zone limited liability company organized under the laws of Dubai, was organized on November 9, 2004. Averox (Private) Limited ("Averox Pakistan"), a private limited company organized under the laws of Pakistan, was organized on March 19, 2003. Averox North America Inc. ("Averox N.A."), a Nevada corporation, was incorporated on November 6, 2007. Averox Telecommunication, LLC was organized under the laws of United Arab Emirates on August 28, 2008. When used in these notes, the terms "Company," "we," "our," or "us" mean Averox, its majority owned subsidiary Averox Pakistan, its subsidiary Averox N.A. and related company Averox Telecommunication.

      On August 31, 2006, Averox Pakistan's shareholder transferred 98 ordinary shares of Averox Pakistan to Averox Dubai. These shares represented ninety eight percent (98%) of the issued and outstanding shares on that date. Averox Pakistan became a majority owned subsidiary of Averox Dubai.

      On March 31, 2008, Averox Dubai transferred the shares of Averox Pakistan owned by it to Averox, Inc., Upon such transfer, Averox Pakistan became a wholly-owned subsidiary of Averox, Inc.

      Pursuant to the Exchange Agreement, Averox issued 65,000,000 shares of its common stock, or 65% of the issued and outstanding capital stock of Averox after the consummation of the Exchange Agreement and the transactions contemplated thereby. As a result of the Exchange Agreement, Averox Dubai became a wholly-owned subsidiary of Averox.

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

      Basis of Consolidation

      The consolidated financial statements include the accounts of Averox, Inc., its majority owned subsidiary Averox Pakistan, its subsidiary Averox N.A. and a variable interest entity ("VIE") for which the Company is the primary beneficiary, Averox Telecommunication. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

      Risks and Uncertainties

      The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets. Currently, there are tensions involving Afghanistan, a neighbor of Pakistan. These hostilities and tensions could lead to political or economic instability in Pakistan and a possible adverse effect on operations and future financial performance.

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

      Translation Adjustment

      As of March 31, 2009 and 2008, the accounts of Averox Pakistan were maintained, and its financial statements were expressed, in PKR. Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards No. 52, "Foreign Currency Translation," with the PKR as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders' equity (deficit) is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income," as a component of shareholders' equity (deficit).

      Allowance for Doubtful Accounts

      The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $290,348 and $583,593 as of March 31, 2009 and June 30, 2008, respectively.

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

               Equipment                             3 -5 years
               Furniture & Fixtures                  5 -10 years
               Motor Vehicles                        5 years

      As of March 31, 2009 and June 30, 2008 property, plant and equipment consisted of the following:

                                              March 31, 2009     June 30, 2008
                                              --------------     --------------
            Furnitures and fixtures           $       21,370     $       35,727
            Office equipment                         120,333            117,835
            Motor Vehicle                             85,950             97,954
                                              --------------     --------------
                                                     227,653            251,516
            Accumulated depreciation                (133,208)          (120,024)
                                              --------------     --------------
                                              $       94,445     $      131,492
                                              ==============     ==============

      Depreciation expense was $12,242 and $32,704 for the three month and nine month periods ended March 31, 2009. Depreciation expense was $24,318 and $36,122 for the three and nine month periods ended March 31, 2008.

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

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2009 there were no significant impairments of its long-lived assets.

      As of March 31, 2009 and June 30, 2008, Intangible Assets consist of the following:

                                               March 31, 2009     June 30, 2008
                                               --------------     --------------
            Software and intellecutal rights   $    1,003,037     $        3,595
            Accumulated amortization                 (130,108)                --
                                               --------------     --------------
                                               $      872,929     $        3,595
                                               ==============     ==============

            Amortization expense for the twelve month periods ending
               March 31, 2010                  $      200,000
               March 31, 2011                         200,000
               March 31, 2012                         200,000
               March 31, 2013                         200,000
               March 31, 2014                          72,929
                                               --------------
                                               $      872,929
                                               ==============

      Recent Accounting Pronouncements

      In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements", which is an amendment of Accounting Research Bulletin ("ARB") No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management is currently evaluating the effect of this pronouncement on financial statements.

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

      In May of 2008, FASB issued SFASB No.162, "The Hierarchy of Generally Accepted Accounting Principles". The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. Management is currently evaluating the effect of this pronouncement on financial statements.

      In May 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. Management is currently evaluating the effect of this pronouncement on financial statements.

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

      On December 30, 2008 FASB issued FIN 48-3, "Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises". This FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain non-public enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, Accounting for Income Taxes, including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. Management is currently evaluating the effect of this pronouncement on financial statements.

      On January 12, 2009 FASB issued FSP EITF 99-20-01, "Amendment to the Impairment Guidance of EITF Issue No. 99-20". This FSP amends the impairment guidance in EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets," to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. Management is currently evaluating the effect of this pronouncement on financial statements.

Note C - CONTINGENCIES

      The Company has filed a suit in the Court of Civil Judge, First Class, Islamabad against ATIS Systems GmbH for declaration, temporary and permanent prohibitory and mandatory injunction, rendition of accounts, and recovery of money/damages worth USD $11,300,000, Euros $644,179 and Pakistan Rupees $300,750,000. According to the legal representation letter dated September 25, 2007 from Company counsel, the case was fixed for further proceedings in the matter in Pakistan Courts.

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

Note D - GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained net losses of $2,382,544 since its inception, has negative working capital and the Company's operations do not generate sufficient cash to cover its operating costs. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The Company has taken certain restructuring steps to provide the necessary capital to continue its operations. These steps included: 1) acquire profitable operations through issuance of equity instruments; and 2) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities.

Note E - OTHER COMPREHENSIVE INCOME

      Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at March 31, 2009 are as follows:

                                                      Accumulated Other
                                                     Comprehensive loss
                                                     ==================
      Balance at June 30, 2007                       $          167,872

      Change for the year 2008                                  (86,364)
                                                     ------------------
      Balance at June 30, 2008                       $           81,508

      Change July 1, 2008 to March 31, 2009                    (170,930)
                                                     ------------------
      Balance at March 31, 2009                      $          (89,422)
                                                     ==================

Note F - COMMITMENTS

      The Company leases various office facilities in Pakistan under operating leases that terminate on various dates. Rental expense for these leases consisted of $20,090 for the nine month period ended March 31, 2009. The Company has future minimum lease obligations as follows:

      March 31,
      2010             $  21,183
      2011                23,301
      2012             $   4,967
                       ---------
      Total            $  49,451
                       =========

Note G - MAJOR CUSTOMERS AND VENDORS

      For the nine month period ended March 31, 2009 we had four customers which account for 13%, 10%, 26% and 51% of our sales. There is approximately $403,127 receivable from these customers as of March 31, 2009. For the nine months ended March 31, 2008 we had four customers which accounted for approximately 91% of our sales. There is approximately $170,246 of receivable from these customers as of March 31, 2008.

      For the nine month period ended March 31, 2009 we have three major vendors which account for approximately 11%, 12% and 70% of our purchases. As of March 31, 2009, we have $1,790 payable to these vendors. For the nine months ended March 31, 2008 we had three vendors which accounted for approximately 51% of our purchases. As of March 31, 2008, we had approximately $32,132 in payable to these vendors.

Note H - CURRENT VULNERABILITY DUE TO RISK FACTORS

      Our operations are carried out in Pakistan. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environments, by the general state of the economy. Our business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note I - SUBSCRIPTION RECEIVABLE

      On November 13, 2006, Averox entered into the Stock Purchase Agreement pursuant to which HALO Investments Ltd. (the "Investor") purchased an aggregate of 380,000 shares of common stock (the "Share Sale") for aggregate gross proceeds of $2,650,000, of which $150,000 was to be paid on November 13, 2006 and the balance was to be paid in installments and was evidenced by two notes, one interest bearing and one non-interest bearing note. The interest bearing note in the aggregate principal amount of $1,850,000, bears interest at the rate of prime plus 2.5%, has a maturity of November 13, 2007 and principal installments are payable as follows: $250,000 together with interest is payable on January 13, 2007; $250,000 together with interest is payable on March 13, 2007; $350,000 together with interest is payable on May 13, 2007; $500,000 together with interest is payable on July 13, 2007; and the $500,000 balance together with interest is payable on November 12, 2007. The non-interest bearing note in the aggregate principal amount of $650,000 is payable over 24 months at Averox's request provided certain conditions are met. Pursuant to the Stock Purchase Agreement, Averox has granted the Investor a right of first refusal on financings Averox may do in the future.

      On October 25, 2007, the Company and HALO Investments Ltd. (the "Investor") amended and restated the promissory note for $1,850,000. The new payment plan requires that the sum of $65,000 together with interest shall be paid on or before the first date of each month beginning with the month of November, 2007 up to and including the month of August, 2008 and the remaining principal balance of the note with interest shall be paid on or before September 1, 2008. As of March 31, 2009, all amounts due under the notes have been paid and the subscription receivable has been paid in full.

Note J - ACQUISITION

      On August 5, 2008, Averox Pakistan, entered into a purchase agreement with Provisus Ltd, a limited liability company organized and existing under the laws of the United Kingdom ("Provisus"). Provisus is owned by Salman Mahmood, Averox's controlling shareholder. The purchase agreement was subsequently amended on November 18, 2008 (as amended, the "Purchase Agreement").

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

      A summary of the assets acquired in the acquisition is as follows:

          Value of the net assets acquired from Provisus        $ 1,000,000

          Consideration                                           1,000,000
      --------------------------------------------------------------------------
          Excess of consideration over the net assets           $       Nil

      The operations of Provisus were insignificant during the period and hence, no proforma has been presented.

Note K - STOCK SPLIT

      On October 25, 2008, Averox effected a 10-for-1 stock split of its common stock for shareholders of record as of October 27, 2008. The split was effected through an amendment to Averox's articles of incorporation in which each outstanding share of common stock would be converted into ten outstanding shares of Averox Common Stock.

      All financials presented have been retroactively restated to reflect the 10-for 1 stock split.

Note L - RELATED PARTY

      On August 5, 2008, Averox Pakistan entered into the Purchase Agreement with Provisus. Provisus is owned by Salman Mahmood, Averox's controlling shareholder. The Company recorded an intangible asset of $1,000,000 and a payable to related party of equal amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following presentation of management's discussion and plan of operation for Averox Inc. has been prepared by its internal management and should be read in conjunction with the audited financial statements of Averox Inc., for the years ended June 30, 2008 and 2007, including the notes thereto and the unaudited financial statements for the three and nine months ended March 31, 2009 and 2008, including the notes thereto included elsewhere in this report. Some of the statements below discuss "forward-looking" information. Those statements include statements regarding the intent, belief or current expectations of Averox and its management team. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These risks and uncertainties include but are not limited to, those risks and uncertainties discussed under the heading "Risk Factors" in this report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

In this report, unless the context otherwise requires, references to Averox, "we", "us" or "our" include Averox Inc., Averox F2-LLC ("Averox Dubai") Averox (Private) Limited ("Averox Pakistan") and Averox North America Inc. ("Averox N.A."), and references to our business mean the combined businesses of Averox, Averox Dubai, Averox Pakistan and Averox N.A.

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

On November 13, 2006, Averox consummated the transactions contemplated by that certain Exchange Agreement, dated October 30, 2006, by and among Averox, certain shareholders of Averox, Averox Dubai and Salman Mahmood ("Mahmood") by acquiring all of the outstanding shares of capital stock of Averox Dubai. Averox Dubai had previously acquired ninety-eight percent (98%) of the capital stock of Averox Pakistan from Mahmood and his spouse on August 31, 2006. Effective as of March 31, 2008, Averox ceased its operations in Dubai and Averox Dubai became dormant in order to reduce operating costs. On March 31, 2008, Averox Dubai transferred the shares of Averox Pakistan owned by it to Averox Inc. Averox Pakistan is now a wholly-owned subsidiary of Averox Inc.

Since the cessation of operations of Averox Dubai, we have continued to operate in Dubai through Averox Telecommunication LLC ("Averox Telecom"). Averox Telecom is owned 49% by Mahmood and 51% by a local partner in Dubai. The ownership structure was necessitated by provisions of Dubai law which requires some local ownership and makes ownership by a foreign entity difficult. Averox Telecom is a pass through vehicle run for the benefit of Averox. Mahmood retains operating control of Averox Telecom and has agreed to derive no pecuniary benefit from its operations. Mahmood and Averox plan to transfer Mahmood's 49% ownership of Averox Telecom to Averox.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2009 AND 2008.

      The following table presents the statement of operations for the three month period ended March 31, 2009 as compared to the comparable period ended March 31, 2008. The discussion following the table is based on these results.

                                                           2009          2008
                                                        ---------     ---------
       Net Revenue                                      $ 216,138     $ 120,855
       Cost of revenue                                     59,450       210,986
                                                        ---------     ---------
                    Gross profit                          156,688       (90,130)

       General and administrative expenses                218,554       239,047
       Amortization on intangible                          50,000            --
                                                        ---------     ---------

                    Income from operations               (111,866)     (329,178)
                                                        ---------     ---------

       Other (Income) Expense
                    Interest income                       (43,736)         (344)
                    Other income (expense)                 11,620            --
                    Interest expense                        3,646           852
                    Currency exchange (gains) losses       (2,183)          (21)
                    (Gain) loss on disposal of asset          (40)            1
                                                        ---------     ---------
                    Total Other Income                    (30,693)          487
                                                        ---------     ---------

                    Income before income taxes            (81,173)     (329,665)

       Provision for income taxes                        (123,207)       (1,810)
                                                        ---------     ---------
       Net income                                       $  42,034     $(327,855)
                                                        ---------     ---------

Net revenue

Net revenue for the three month period ended March 31, 2009 totaled $216,138 compared to $120,855 for the three month period ended March 31, 2008, an increase of $95,283 or approximately 79%. The increase is primarily due to an increase in income from information services to one telecommunications client amounting to $157,728.

Cost of revenue

Cost of revenue for the three month period ended March 31, 2009 totaled $59,450 or approximately 28% of net revenue compared to $210,986, or 175% of net revenue for the three month period ended March 31, 2008, a decrease of $151,536, or approximately 72%. The decrease in the dollar amount was due to a decrease in direct cost of services of approximately $144,000. During the quarter ended March 31, 2008 our cost of revenue included costs associated with phase completion on civil works and technical implementation which has a low profit margin as compared to our revenue during the quarter ended March 31, 2009 which was more service and commission oriented with a lower cost of revenue and higher profit margin. This also accounts for the decrease of our cost of revenue as compared to revenue from 175% to 28%.

Operating expense

General and administrative expenses for the three month period ended March 31, 2009 totaled $218,554, or approximately 101% of net revenue compared to $239,047, or approximately 198% of net revenue for the three month period ended March 31, 2008, a decrease of $20,493 or approximately 9%. The decrease in general and administrative costs during the three month period ended March 31, 2009 was primarily due to reduction in our general & administrative expenses in our Dubai and Pakistan staff. In addition, we also closed our offices in Dubai and moved our office in Pakistan to reduce our rent expense. By closing our office in Dubai, we also managed to reduce some additional administrative and marketing costs.

Loss from operations

Loss from operations for the three month period ended March 31, 2009 totaled $111,865, or approximately 52% of net revenue, compared to loss from operations of $329,178, or approximately 272% of net revenue for the three month period ended March 31, 2008, a decrease in loss from operations of $217,313 or approximately 66%. The decrease in loss from operations was primarily due to the reasons stated above.

Other expenses (income)

Other income for the three month period ended March 31, 2009 totaled ($30,693) compared to other expenses of $487 for the three month period ended March 31, 2008, an increase in other income of $31,180, or approximately 6,402%. The increase in other income has to do primarily with the increase in interest income from $344 to $43,736.

Net Income (loss)

Net income for the three month period ended March 31, 2009 totaled $42,034 compared to a net loss of ($327,855) for the three month period ended March 31, 2008, an increase in net income of $369,889 or approximately 123%. The increase in net income was primarily due to reasons described above.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

      The following table presents the statement of operations for the nine months ended March 31, 2009 as compared to the comparable period of the nine months ended March 31, 2008. The discussion following the table is based on these results.

                                                       2009            2008
                                                    -----------     -----------
   Net Revenue                                      $   636,396     $   460,662
   Cost of sales                                        273,777         685,601
                                                    -----------     -----------
                Gross profit                            362,619        (224,938)

   General and administrative expenses                  525,528       1,370,566
   Amortization of intangible                           130,108              --
                                                    -----------     -----------

                Income from operations                 (293,017)     (1,595,505)
                                                    -----------     -----------

   Other (Income) Expense
                Interest income                         (43,745)         (4,017)
                Other income                           (219,587)             --
                Interest expense                          4,383           3,675
                Currency exchange (gains) losses        (11,260)             90
                (Gain) loss on disposal of asset          4,730            (101)
                                                    -----------     -----------
                Total Other Income                     (265,479)           (354)
                                                    -----------     -----------

                Income before income taxes              (27,538)     (1,595,151)

   Provision for income taxes                            14,529        (106,812)
                                                    -----------     -----------
   Net income                                       $   (42,067)    $(1,488,339)
                                                    -----------     -----------

Net sales

      Net revenue for the nine months ended March 31, 2009 totaled $636,396 compared to $460,662 for the nine months ended March 31, 2008, an increase of $175,734 or approximately 38%. The increase in revenue was due to increase in income from information technology services to a client in the telecommunications sector which was not part of our clientele portfolio in the corresponding period of nine months ended March 31, 2008.

Cost of Sales

Cost of sales for the nine months ended March 31, 2009 totaled $273,777, or approximately 43% of net revenue compared to $685,601, or approximately 149% of net revenue for the nine months ended March 31, 2008, a decrease of $411,824, or approximately 60%. The decrease in percentage cost of sales for the nine months ended March 31, 2009 was attributed mainly to a decrease in the direct cost of telecom equipment and services. During the nine months ended March 31, 2008 our cost of revenue included costs associated with phase completion on civil works, tower erections and technical implementation which has a low profit margin as compared to our revenue during the nine months ended March 31, 2008 which was more service and commission oriented with a lower cost of revenue and higher profit margin. This impacted in significant decrease on our cost of sales.

Operating Expense

General and administrative expenses for the nine months ended March 31, 2009 totaled $525,528, or approximately 83% of net revenue compared to $1,370,566, or approximately 298% of net revenue, for the nine months ended March 31, 2008, a decrease of $845,083 or approximately 62%. The decrease in general and administrative costs during the nine months ended March 31, 2009 was primarily due to reduction in our general & administrative expenses in our Dubai and Pakistan staff. In addition, we also closed our offices in Dubai and moved our office in Pakistan to reduce our rent expense. By closing our office in Dubai, we also managed to reduce some additional administrative and marketing costs.

Loss from Operations

Loss from operations for the nine months ended March 31, 2009 totaled $293,016, or approximately 46% of net revenue, compared to a loss from operations of $1,595,505, or approximately 346% for the nine months ended March 31, 2008, a decrease of $1,302,489 or approximately 82%. The decrease was primarily due to decrease in our office and administrative headcount by closing our office in Dubai and reducing our workforce by a significant margin as compared to nine months ended March 31, 2008. In addition, our bad debts were also reduced significantly by focusing and emphasizing on timely collection of past due receivables.

Other income

Other income for the nine months ended March 31, 2009 totaled $265,479 compared to other income of $354 for the nine months March 31, 2008, an increase in other income of $265,125, or approximately 74,894%. The increase in other income has to do primarily with the collection of bad debt for approximately $220,000 but also due to the increase in interest income from $4,017 to $43,745.

Net Loss

Net loss for the nine months ended March 31, 2009 totaled $42,067 compared to net loss of $1,488,340 for the nine months ended March 31, 2008, a decrease of $1,446,273, or approximately 97%. The decrease in net loss was primarily due to reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity as of March 31, 2009 is our cash on hand and accounts receivable. Net cash used in operations for the nine months ended March 31, 2009 was $9,656 as compared to net cash used in operations of $1,444,097 during the same period in 2008. Our cash and cash equivalents were $317,376 and $16,520 as of March 31, 2009 and June 30, 2008, respectively. Our current assets totaled $838,942 and $405,420 as of March 31, 2009 and June 30, 2008,
respectively. Our current liabilities were $1,577,590 and $577,066 as of March 31, 2009 and June 30, 2008, respectively. Working capital was ($738,648) and ($171,646) as of March 31, 2009 and June 30, 2008, respectively.

Net cash used in investing activities totaled ($14,239) for the nine months ended March 31, 2009, compared to net cash used in investing activities of ($64,160) for the same period ended March 31, 2008.

Net cash provided by financing activities totaled $471,315 for the nine months ended March 31, 2009, compared to $774,573 for the same period ended March 31, 2008. The net cash change was $300,856 and ($672,350) for the nine months ended March 31, 2009 and 2008, respectively.

We will continue to evaluate alternative sources of capital to meet our growth requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us.

We do not currently have significant cash reserves. Our ability to fund our operations is dependent at the present time on collections of our accounts receivable. We have experienced difficulties in the recent past with collecting on our receivables. The failure of our customers to timely pay accounts receivable could force us to curtail our operations. Accordingly, our auditors have qualified their report on our financials statements for the year ended June 30, 2008 by expressing substantial doubt about our ability to continue as a going concern.

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

The fact that a substantial portion of our business is centered in Pakistan has negatively impacted on our financing efforts

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

At the current market price of $0.03 per share, we would issue approximately 166,666,667 shares, or 62.4% of our stock on a fully diluted basis. If our stock price were below $0.03 per share, the dilution of our stock would be more significant.

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

Risks related to our IT business

Because we have decided to focus on developing proprietary software products and sublicensing the Provisus(TM) product rather than licensing products from established developers, we cannot be assured that these products will receive market acceptance

In the past, we relied on established software products that we licensed from third parties. We paid significant licensing fees to the developers of these products for their use. In order to reduce these costs and maximize revenues and profits, we decided to develop our own products in addition to the Provisus(TM) product which we acquired from Provisus. However, the process of developing products is time consuming and costly. Moreover, even if these products can be successfully developed, there can be no assurance that these products will gain market acceptance.

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

International uncertainties could harm our profitability

We currently have operations outside of Pakistan and we expect these operations to grow in other parts of Asia, the Middle East and Eastern Europe. For the year ended June 30, 2008 and for the nine months ended March 31, 2009, international operations outside of Pakistan, accounted for approximately 24% and 79% of our total revenues, respectively. Our international business operations are subject to a number of material risks, including, but not limited to:

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

Future sales of our shares in the public market could negatively affect our stock price

If our stockholders sell substantial amounts of our common stock, the market price of our common stock could fall. As of May 12, 2009, we had 100,000,000 shares of common stock outstanding. Although 68,800,000 of our shares constitute restricted securities under the Securities Act, the shares may be sold into the marketplace under Rule 144. The possible sale of a significant number of these shares may cause the market price of our shares to fall.

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

Management has implemented changes in the processing of transactions to remediate the inadequate personnel related weakness previously identified. Additionally, management identified steps at both management and the board of directors' level to increase the effectiveness of review as it relates to the financial reporting process. Such changes have been partially implemented during the first three fiscal quarters of the Company's 2008-2009 fiscal year. While management believes that the changes implemented have strengthened the overall control over financial reporting, such changes were not sufficient to conclude that the Company's disclosure and control procedures, as of March 31, 2009, were effective. Accordingly, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of March 31, 2009, were ineffective. Other changes will be considered as additional financial resources become available.

(b) Changes in Internal Control Over Financial Reporting.

Our management, including our Certifying Officers, confirm that there were no changes in our internal control over financial reporting during our quarter ending March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On May 15, 2009, Averox and Averox Telecom entered into an agreement whereby Mahmood agreed to derive no pecuniary benefit from the operations of Averox Telecom. The full text of the agreement is filed herewith as Exhibit 10.1 and incorporated by reference herein.

ITEM 6. EXHIBITS

Exhibits:

      10.1+ Agreement, dated May 15, 2009, by and between Averox Inc. and Averox
            Telecommunication LLC

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

      -------------------
      + Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AVEROX INC.
                                        (Registrant)

Date: May 22, 2009                      /s/ Salman Mahmood
                                        -----------------------
                                        Salman Mahmood
                                        Chief Executive Officer


Date: May 22, 2009                      /s/ Mirza Yasser Ahmad
                                        -----------------------
                                        Mirza Yasser Ahmad
                                        Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

10.1 Agreement, dated May 15, 2009, by and between Averox Inc. and Averox Telecommunication LLC
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.