Form 10-K
period 2009-06-30
AVEROX INC.
filed 2009-10-14
CIK 1096656

---------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark one)

                 |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2009

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-28867

                                   AVEROX INC.
                 (Name of small business issuer in its charter)

             Nevada                                      88-0407936
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

             House No. 381
     Street No. 13, Sector F-10/2,
          Islamabad, Pakistan
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                +92(0)51 2110755
              (Registrant's telephone number, including area code)

Securities registered Under Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
---------------------------            -----------------------------------------
          None                                            None

Securities registered Under Section 12(g) of the Act:

    Title of each class                Name of each exchange on which registered
---------------------------            -----------------------------------------
  Common Stock, par value                Over-the-Counter (OTC) Bulletin Board
     $0.004 per share

                               -------------------

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer |_|        Accelerated filer |_|

Non-accelerated filer |_|          Smaller reporting company |X|

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on October 12, 2009, was $700,000 (based on the closing sales price of the registrant's common stock on that date). Shares of the registrant's common stock held by each officer and director and each person who owns more than 5% of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

100,000,000 shares of Common Stock were outstanding at October 12, 2009.

                                   AVEROX INC.

                         2008 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

Item 1. Business .........................................................     1

Item 1A. Risk Factors ....................................................     8

Item 1B. Unresolved Staff Comments .......................................    18

Item 2. Properties .......................................................    18

Item 3. Legal Proceedings ................................................    18

Item 4. Submission of Matters to a Vote of Security Holders ..............    19

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters and Issuer Purchases of Equity Securities. .......................    20

Item 6. Selected Financial Data ..........................................    20

Item 7. Management's Discussion and Analysis of Financial Condition
and Results of Operations ................................................    21

Item 7A. Quantitative and Qualitative Disclosures About Market Risk ......    24

Item 8. Financial Statements .............................................    24

Item 9. Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure .....................................................    24

Item 9A. (T). Controls and Procedures. ...................................    24

Item 9B. Other Information ...............................................    26

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Corporate Governance    27

Item 11. Executive Compensation ..........................................    28

Item 12. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters ..........................................    29

Item 13. Certain Relationships and Related Transactions, and
Director Independence ....................................................    29

Item 14. Principal Accountant Fees and Services ..........................    30

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules .........................    31

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements and information relating to us that is based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others:

      o the availability and adequacy of our cash flow to meet our requirements;

      o economic, competitive, demographic, business and other conditions in our local and regional markets;

      o changes or developments in laws, regulations or taxes in the telecommunications industry;

      o actions taken or not taken by third-parties, including our competitors, as well as legislative, regulatory, judicial and other governmental authorities;

      o     competition in the renewable energy industry;

      o     the failure to obtain or loss of any license or permit;

      o the ability to carry out our business plan and to manage our growth effectively and efficiently;

      o     the failure to manage any foreign exchange risk adequately;

      o     a general economic downturn or a downturn in the securities markets;
            and

      o risks and uncertainties described in the Risk Factors section or elsewhere in this Annual Report on Form 10-K.

      Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. All written and oral forward-looking statements attributable to us or persons acting on our behalf subsequent to the date of this Annual Report are expressly qualified in their entirety by the foregoing risks and those set forth in the "Risk Factors" section below.

      When used in this report, the terms "Averox," "Company," "we," "our" and "us" refer to Averox Inc. and its consolidated subsidiaries.

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

      Provisus(TM) is expected to be tested by one of the world's leading mobile (3G/GSM) operators. If the testing of the product is successful, we believe that the operator will sublicense the product and that Provisus(TM) will be attractive to other telecommunications providers. Provisus(TM) has worldwide application for both fixed and mobile telecommunications. However, even if Provisus(TM) is successfully tested, it will take at least six to nine months before Averox derives any significant license fees from this product. Testing of Provisus(TM) has not yet commenced although we believe that testing could begin within the next six months.

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

      The following are some of the more significant products which we offer both under our brand name or under a customer's private label:

o Provisus(TM). On August 5, 2008, we acquired from Provisus Ltd. a product currently under development named Provisus(TM) which provides service activation and provisioning technology to telecom operators. Prior to our acquisition of the product, we were licensed to sell the product. The Provisus(TM) product is expected to be tested by one of the world's leading mobile (3G/GSM) operators. If the testing of the product is successful, we believe that the operator will sublicense the product and that Provisus(TM) will be attractive to other telecommunications providers. The Provisus(TM) product has worldwide application for both fixed and mobile telecommunications. However, even if the Provisus(TM) product is successfully tested, it will take at least six to nine months before Averox derives any significant license fees from this product. Testing of Provisus(TM) has not yet commenced although we believe that testing could begin within the next six months.

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

Customers

      Our telecommunications and IT customers range from large multinational companies to local small and medium sized enterprises. Our clients have included Milicom, Telenor, Orascom Telecom, Lucent Technologies, Siemens, Ericsson, Nortel Networks, Nokia, Samsung, Ufone, Warid Telecom and Azure Solutions. For these customers, we have acted as a primary vendor and as a subcontractor. During the fiscal year ended June 30, 2009, 2 customers accounted for 81% of our revenues.

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

      We expend amounts on research and development, particularly for new products and/or for enhancements of existing products. For the years ended June 30, 2009 and 2008, we did not allocate any costs specifically for research and development.

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

Employees

      As of October 26, 2009, we had 66 full-time employees, of which 1 is in Management, 26 are in human resources and administration, 3 in finance and accounts, 1 in marketing and sales, 16 and 17, are in IT and telecommunications, respectively, and 2 are in networking. All of our employees are based in Pakistan and the United Kingdom. From time to time, we also engage independent contractors to assist in our activities. None of our employees are unionized. We have never experienced a work stoppage as a result of labor issues, and we believe that our employee relations are satisfactory.

ITEM 1A. RISK FACTORS.

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

The fact that all of our business is currently conducted in Pakistan has negatively impacted on our financing efforts.

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

      On August 5, 2008, we acquired Provisus software and certain related intellectual property. We have the option to pay $1,000,000 of the purchase price in cash or in shares of our stock valued at $5,000,000. In the event that we do not have sufficient cash to pay the purchase price, we will be forced to pay the balance in shares of our stock. The number of shares we may be required to issue will not be known until August 5, 2010 pursuant to the terms of an amended agreement.

      At the current market price of $.02 per share, we would issue 250,000,000 shares, or approximately 71.43% of our stock on a fully diluted basis. If our stock price were below $.02 per share, the dilution of our stock would be more significant.

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

International uncertainties could harm our profitability

      Although we do not currently have operations outside of Pakistan, we expect international operations to grow in other parts of Asia, the Middle East and Eastern Europe. Our international business operations are subject to a number of material risks, including, but not limited to:

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

Future sales of our shares in the public market could negatively affect our stock price

      If our stockholders sell substantial amounts of our common stock, the market price of our common stock could fall. As of October 23, 2009, we had 100,000,000 shares of common stock outstanding. Although 68,800,000 of our shares constitute restricted securities under the Securities Act, the shares may be sold into the marketplace under Rule 144. The possible sale of a significant number of these shares may cause the market price of our shares to fall.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTY.

      Averox Pakistan maintains its executive offices at House No. 381, Street 13, F-10/2, Islamabad Pakistan, where it occupies 666 square yards (1,998 square feet) and pay approximately $1,666 per month. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

      Averox Pakistan is a plaintiff in a suit, in the Court of Civil Judge, First Class, Islamabad captioned Averox (Private) Limited v. Aircom MEA FZ-LL. The proceeding arises out of a Partner Agreement dated April 2, 2004, between the Company and Aircom MEA to provide products/software and related support services to Ufone and new mobile/cellular companies entering Pakistan markets. In its complaint, Averox Pakistan is seeking a grant of permanent injunction, rendition of accounts, damages and the recovery of $1,008,900 for premature termination/breach of contract and $5,000,000 for additional damages. The case was settled and Averox received $220,000 in December 2008.

      Averox Pakistan is a plaintiff in a suit in the Court of Civil Judge, First Class, Islamabad captioned Averox (Private) Limited v. ATIS Systems GmbH. The proceeding arises out of and connected with an Agreement dated August 28, 2003, between the Company and Nortel Networks (Asia) Limited, to provide system maintenance and support services to ATIS Systems GmbH. Averox Pakistan is seeking declaration, temporary and permanent prohibitory and mandatory injunction, rendition of accounts, and recovery of money/damages worth $11,300,000, 644,179 Euros and 300,750,000 Rupees for breach of contract and other damages. The case has not yet gone to trial. This case has been assigned to Provisus Ltd. in partial consideration for our purchase of the Provisus software product, subject to the filing of paperwork for court approval.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended June 30, 2009.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      As of September 28, 2009, there were 210 record holders of our common stock and there were 100,000,000 shares of our common stock outstanding.

      The following table shows the high and low bid prices of our common stock as quoted on the OTC Bulletin Board by quarter during each of our last two fiscal years ended June 30, 2009 and 2008 and for each quarter after June 30, 2009. These quotes reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions. On October 25, 2008, the Company effected a 10-1 stock split. Prices prior to this date have been adjusted as if the stock split were effective as of each applicable date. The information below was obtained from those organizations, for the respective periods.

           Quarter                                       High        Low
----------------------------------------------------    -----       -----
2008       First Quarter............................    $7.50       $6.90
           Second Quarter...........................     7.50        7.45
           Third Quarter............................     7.45        6.90
           Fourth Quarter...........................     7.49        6.90

2009       First Quarter............................     7.49        6.90
           Second Quarter...........................     1.30        0.15
           Third Quarter............................     1.00        0.06
           Fourth Quarter...........................     0.07        0.02

2010       First Quarter                                 0.15        0.05

      The high and low bid prices for shares of our common stock on October 28, 2008 was $.04 and $.02 per share, respectively, based upon bids that represent prices quoted by broker-dealers on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

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

Securities Authorized for Issuance under Equity Compensation Plans

      We do not maintain any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

      We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following presentation of management's discussion and analysis has been prepared by our internal management and should be read in conjunction with our audited financial statements for the years ended June 30, 2009 and 2008, including the notes thereto. Some of the statements below discuss "forward-looking" information. Those statements include statements regarding the intent, belief or current expectations of Averox and our management team. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These risks and uncertainties include but are not limited to, those risks and uncertainties discussed under the heading "Risk Factors" in this report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Results of Operations for the Twelve Months Ended June 30, 2009 and 2008

      The following table presents the statement of operations for the twelve months ended June 30, 2009 as compared to the comparable period of the twelve months ended June 30, 2008. The discussion following the table is based on these results.

                                                       2009            2008
                                                    -----------     -----------

Net Revenue                                         $   875,377     $   826,300

Cost of sales                                           536,896         927,101
                                                    -----------     -----------
            Gross profit                                338,481        (100,801)

General and administrative expenses                     515,178       1,441,571
Bad debts provision/ (recovery), net                    (12,312)        284,700
                                                    -----------     -----------

            Income from operations                     (164,385)     (1,827,072)
                                                    -----------     -----------

Other (Income) Expense
            Interest income                            (121,745)         (4,052)
            Other income                                    509          14,198
            Interest expense                              4,339           4,141
            Currency exchange (gains) losses            (11,219)             60
            (Gain) loss on disposal of asset              4,828             (99)
                                                    -----------     -----------
            Total Other Income                         (123,287)         14,248
                                                    -----------     -----------

            Income before income taxes                  (41,097)     (1,841,320)

Provision for income taxes                                   --         102,630
                                                    -----------     -----------

Net income                                          $   (41,097)    $(1,943,950)
                                                    ===========     ===========

Net sales

      Net revenue for the twelve months ended June 30, 2009 totaled $875,377 compared to $826,300 for the twelve months ended June 30, 2008, an increase of $49,077 or approximately 6%. The increase in revenue was due to increase in commission income from one client amounting to $65,000 as compared to corresponding period in 2008.

Cost of Sales

Cost of sales for the twelve months ended June 30, 2009 totaled $536,896, or approximately 61% of net revenue, compared to $927,101, or approximately 112% of net revenue for the twelve months ended June 30, 2008, a decrease of $390,205 or approximately 73%. The decrease in dollar amount for the twelve months ended June 30, 2009 was mainly attributed to decrease in direct cost of services & telecom equipment by almost $535,000. During the 12 months ended June 30, 2008 our cost of revenue included costs associated with phase completion on civil works and technical implementation which has a low profit margin as compared to our revenue during the 12 months ended June 30, 2009 which was more concentrated towards IT services and commission with a lower cost of revenue and higher profit margin. This also accounts for decrease of our cost of revenue as compared to revenue from 112% to 61%.

Operating Expense

      General and administrative expenses for the twelve months ended June 30, 2009 totaled $515,178, or approximately 59% of net revenue, compared to $1,441,571, or approximately 174% of net revenue, for the twelve months ended June 30, 2008, a decrease of $926,393, or approximately 64%. The decrease in general and administrative costs during the twelve month ended June 30, 2009 was primarily due to reduction in our general & administrative expenses in our Pakistan staff and the elimination of our Dubai staff. In addition, we also closed our offices in Dubai and moved our office in Pakistan to reduce our rent expense. By closing our office in Dubai, we also managed to reduce some additional administrative and marketing costs. In aggregate, we have reduced our overheads in Pakistan by $130,000 and in Dubai by approximately $500,000.

Loss from Operations

      Loss from operations for the twelve months ended June 30, 2009 totaled $164,385, or approximately 19% of net revenue, compared to a loss from operations of $1,827,072, or approximately 221%, for the twelve months ended June 30, 2008, a decrease of $1,662,687, or approximately 91%. The decrease was primarily due to decrease in our office and administrative heads by closing our office in Dubai and reducing our workforce by a significant margin as compared to the twelve months ended June 30, 2008. In addition, our bad debts were also reduced significantly by focusing and emphasizing on timely recoveries.

Other income

      Other income for the twelve month period ended June 30, 2009 totaled $123,287 compared to other loss of $14,248 for the twelve month ended June 30, 2008, an increase in other income of $137,535, or approximately 965%. The increase in other income has to do primarily with the collection of interest income of $121,745 on the subscription receivable.

Net Loss

      Net loss for the twelve months ended June 30, 2009 totaled $41,097 compared to net loss of $1,943,950 for the twelve months ended June 30, 2008, a decrease of $1,902,853, or approximately 98%. The decrease in net loss was primarily due to reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity as of June 30, 2009 is our cash on hand and accounts receivable. Net cash provided by operations for the twelve month period ended June 30, 2009 was $6,851 as compared to net cash used in operations of $1,511,025 during the same period in 2008. Our cash and cash equivalents were $391,923 and $16,520 as of June 30, 2009 and June 30, 2008, respectively. Our current assets totaled $841,175 and $405,420 as of June 30, 2009 and June 30, 2008, respectively. Our current liabilities were $1,409,164 and $577,066 as of June 30, 2009 and June 30, 2008, respectively. Working capital was ($567,989) and ($171,646) as of June 30, 2009 and June 30, 2008, respectively.

Net cash used in investing activities totaled ($41,615) for the twelve month period ended June 30, 2009, compared to net cash used in investing activities of ($68,739) for the same period ended June 30, 2008.

Net cash provided by financing activities totaled $471,377 for the twelve month period ended June 30, 2009, compared to $881,928 for the same period ended June 30, 2008. The net cash change was $375,403 and ($759,192) for the twelve month ended June 30, 2009 and 2008, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The response to this item is submitted as a separate section of this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

      As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that as of June 30, 2009, our disclosure controls and procedures are effective.

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

      In connection with the preparation of this Form 10-KSB, our Chief Executive Officer and Chief Financial Officer (our "Certifying Officers") conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and on the criteria set forth in Release No. 33-8238 entitled "Management's Reports on Internal Control over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports". As a result of that evaluation, management identified the following material weakness in our internal controls over financial reporting as of June 30, 2009:

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

      Based on our evaluation and the criteria set forth in the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and Release No. 33-8238, we have concluded that, as of June 30, 2009, our internal control over financial reporting is not effective. This annual Report on Form 10-KSB does not include an attestation report of our registered public accounting firm regarding internal control over financial accounting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

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

      Our management, including our Certifying Officers, confirm that there were no changes in our internal control over financial reporting during our fiscal year ending June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The following table shows the positions held by our board of directors and executive officers and their ages as of October 26, 2008.

     Name            Age                              Position

Salman Mahmood        38        President and Director of Averox; Managing
                                Director of Averox Pakistan

Graham Hill           63        Director and Senior Vice President of Sales and
                                Marketing of Averox

Yasser Ahmad          32        Chief Financial Officer

Salman Mahmood is a Director and President of Averox. Mr. Mahmood has been Managing Director of Averox Pakistan since March 2003. From August 2002 to the present, Mr. Mahmood has served as Director of Averox Consulting plc, a United Kingdom based consulting firm. From August 2003 until January 2004, Mr. Mahmood served as Chief Executive of Maisha plc, a UK-based software company listed on the Alternative Investment Market of the London Stock Exchange. From June 2001 to August 2002, Mr. Mahmood served as Chief Executive of Pearl Micro Solutions ltd., a UK-based software company.

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

Yasser Ahmad is Chief Financial Officer of Averox. Since August 2006, Mr. Ahmad has served as Manager Finance of Averox Pakistan. From September 2005 to August 2006 Mr. Ahmad served as the Finance & Commercial Officer at Averox Pakistan. From March 2004 to June 2005 Mr. Ahmad worked as Team Lead for a Mortgage Project for Touchstone, an Islamabad based US company. From September 2002 to December 2002 Mr. Ahmad served as Citiphone Banker for US based Citibank at their Islamabad Office.

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

Code of Ethics

      The Company has adopted a Code of Ethics for our Principal Executive Officer and our Senior Financial Officers. A copy of the Code of Ethics is filed as Exhibit 14.1 to our Annual Report for the year ended June 30, 2008 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

      The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities by our Chief Executive Officer who is the only executive officer who received or is entitled to receive remuneration in excess of $100,000 during the stated periods.

Name and Principal          Year      Salary (1)    Option Grants        All Other         Total
     Position                             ($)            ($)         Compensation ($)       ($)
------------------          ----      ----------    -------------        ---------         -----
        (a)                 (b)           (c)            (e)                (f)             (g)
------------------          ----      ----------    -------------        ---------         -----
Salman Mahmood,             2009       $180,000          Nil                NA           $180,000
Director of Averox;         2008       $150,000          Nil                NA           $150,000
President, Managing
Director of Averox
Pakistan

-------------
(1)      Salary represents base salary earned in 2009 and 2008.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth information regarding the beneficial ownership of our common stock as of September 28, 2009 by:

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

                                                                   Amount and
                                                                    Nature of
Name and Address                                                    Beneficial         Percent of
of Beneficial Owner(1)                                             Ownership (2)         Class
---------------------------------------------------------------    -------------       ----------
Salman Mahmood                                                       65,000,000          65.00%

All directors and executive officers as a group (3 individuals)      65,000,000          65.00%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      On September 15, 2006, Averox Dubai and Averox Pakistan declared dividends payable to Mr. Mahmood in the aggregate amount of $3,022,833. As of June 30, 2009, dividends remaining to be paid amount is $608.

      Mr. Mahmood has received loans from Averox Pakistan from time to time. The loans were repaid from the dividends declared on September 15, 2007.

      On August 5, 2008, our subsidiary Averox Pakistan acquired from Provisus Ltd, all tangible and intangible assets of Provisus, including, but not limited to: (i) Provisus(TM) software, service activation and provisioning, (ii) Provisus's trademark, website and marketing materials, and (iii) intellectual property rights, source code of core module and all developed modules as of August 5, 2008. Provisus is owned by Mr. Salman Mahmood, Averox's controlling shareholder.

      In exchange for the Provisus assets, Provisus acquired our contingent claims for commissions due from five companies including those describe in Item
3. The aggregate amount of the contingent claims cannot be determined at this time as no information regarding commissions has been received. If Provisus collects more than $500,000 from the disputed accounts, Provisus will pay seventy-five percent (75%) of such excess to us after deducting its legal costs. In addition to the transfer of the claims, under the terms of the Purchase Agreement, we will pay Provisus (i) in perpetuity a royalty equal to twenty percent (20%) of all revenue generated from the sale of Provisus(TM) software and services in excess of $5 million dollars in revenues in the aggregate, and
(ii) either (x) $1 million dollars in cash on the second anniversary of the date of the Purchase Agreement or (y) shares of the our common stock if no cash is available after one year valued at $5 million based upon the then current market price of our shares.

Director Independence

      Our current directors are Salman Mahmood and Graham Hill. We are not currently subject to corporate governance standards defining the independence of our directors. We have not yet adopted an independence standard or policy. Accordingly, our Board currently determines the independence of each Director and nominee for election as a Director. The Board has determined that none of our directors currently qualifies as an independent director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual financial statements and reviews of the financial statements included in the Company's Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2009 and 2008 were $40,500 and $62,000, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Pre-Approval Policies and Procedures

Our Board of Directors has adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditor, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to our fiscal year ended June 30, 2009 and the quarterly reviews for the subsequent fiscal quarters of 2009 through the quarter ended March 31, 2009, at which time additional pre-approvals for any additional services to be performed by our auditors would be sought from the Board. Our Board of Directors also appointed and authorized Yasser Ahmad to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board.

The percentage of audit-related, and other services that were approved by the Board of Directors is 100%.

                                    PART IV

ITEM 15. EXHIBITS.

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

10.4 Particulars of Employment dated December 6, 2005 between Averox Pakistan and Yasser Ahmad (6)

10.5 Employment Contract dated January 3, 2008 between Averox FZ-LLC and Graham Hill (5)

10.7 Purchase Agreement dated August 5, 2008 between Averox Pvt. Ltd. and Provisus Ltd. (3)

10.8        Lease Agreement dated June 15, 2008 by and among the Company, Mr.
            Waqar Ahmed and certain other individuals. (4)

14.1        Code of Ethics (7)

21.1        Subsidiaries of Small Business Issuer (5)

23.1        Consent of Morgenstern, Svoboda & Baer CPA's P.C.

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

(7) Filed as an exhibit to the Registrant's Form 10-K for the year ended June 30, 2008 and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   AVEROX INC.


Dated:  October 13, 2009          By: /s/ Salman Mahmood
                                      ------------------------------------------
                                      Salman Mahmood
                                      Chief Executive Officer


                                  By: /s/Yasser Ahmad
                                      ------------------------------------------
                                      Yasser Ahmad
                                      Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  October 13, 2009          By: /s/ Salman Mahmood
                                      ------------------------------------------
                                      Salman Mahmood
                                      Chairman, Chief Executive Officer and
                                      President (principal executive officer)


Dated:  October 13, 2009          By: /s/ Yasser Ahmad
                                      ------------------------------------------
                                      Yasser Ahmad
                                      Chief Financial Officer (principal
                                      financial and accounting officer)


Dated:  October 13, 2009          By: /s/ Graham Hill
                                      ------------------------------------------
                                      Graham Hill
                                      Director

                                  Exhibit 21.1

                           Subsidiaries of Averox Inc.

                       Corporation State of Incorporation
                       ----------------------------------

                       Averox (Private) Limited, Pakistan

                        Averox North America Inc., Nevada

                          AVEROX, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2009

                          AVEROX, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009

                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheets                                                  F-2

Consolidated Statements of Operations                                        F-3

Consolidated Statements of Cash Flow                                         F-4

Consolidated Statements Stockholders' Equity/(Deficit)                       F-5

Notes to Consolidated Financial Statements                                   F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Averox Inc. and Subsidiaries

We have audited the Averox Inc. and Subsidiaries (the "Company") as of June 30, 2009, and the related consolidated statement of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Averox Inc. and Subsidiaries as of June 30, 2009, and the results of its consolidated statement of operations, stockholders' deficit, and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended June 30, 2009, the Company incurred net losses of $42,138. The Company's accumulated deficit was $2,381,571 as of June 30, 2009. These factors, among others, as discussed in Note D to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note D. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kabani & Company, Inc.
Certified Public Accountants

Los Angeles, California
September 28, 2009

                          AVEROX INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         JUNE 30, 2009 AND JUNE 30, 2008

                                     ASSETS

                                                                         June 30,        June 30,
                                                                           2009            2008
                                                                       -----------     -----------
Current Assets
   Cash and cash equivalents                                           $   391,923     $    16,520
   Accounts receivable, net                                                393,080         307,863
   Advances & prepaid expenses                                              27,330          66,208
   Other current assets                                                     28,844          14,829
                                                                       -----------     -----------
           Total Current Assets                                            841,175         405,420
                                                                       -----------     -----------

Property, Plant & Equipment, net                                           111,559         131,492
                                                                       -----------     -----------

Other Assets
   Intangible assets, net                                                  820,253           3,595
   Deposits                                                                  3,516           4,888
                                                                       -----------     -----------

           Total Other Assets                                              823,769           8,483
                                                                       -----------     -----------

Total Assets                                                           $ 1,776,503     $   545,395
                                                                       ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses                               $   226,900     $   457,886
   Payable to related party                                              1,000,000              --
   Provision for income tax                                                     --          92,327
   Shares to be issued                                                       3,407              --
   Deferred tax liabilities                                                 17,262          19,777
   Deferred revenue                                                        161,595              --
   Current portion of lease obligations                                         --           7,076
                                                                       -----------     -----------
           Total Current Liabilities                                     1,409,164         577,066

Minority interest                                                           81,041          79,999
                                                                       -----------     -----------

Stockholder's Equity/(Deficit)
   Common stock, $.004 par value, 250,000,000
   shares authorized, 100,000,000, issued and outstanding                  400,000         400,000
   Additional paid in capital                                            2,223,779       2,223,779
   Subscription receivable                                                      --        (477,524)
   Other comprehensive income                                               44,090          81,508
   Accumulated deficit                                                  (2,381,571)     (2,339,433)
                                                                       -----------     -----------
   Total Stockholder's Equity/(Deficit)                                    286,298        (111,670)
                                                                       -----------     -----------

Total Liabilities and Stockholder's Equity/(Deficit)                   $ 1,776,503     $   545,395
                                                                       ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                          AVEROX INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

                                                                  2009                   2008
                                                            -----------------     -----------------
Net Revenue                                                 $         875,377     $         826,300

Cost of revenue                                                       536,896               927,101
                                                            -----------------     -----------------
   Gross profit (loss)                                                338,481              (100,801)

Operating expenses
   General and administrative expenses                                515,178             1,441,571
   Bad debts provision/ (recovery), net                               (12,312)              284,700
                                                            -----------------     -----------------
        Total operating expenses                                      502,866             1,726,271
                                                            -----------------     -----------------

Loss from operations                                                 (164,385)           (1,827,072)
                                                            -----------------     -----------------

Other (Income) Expense
   Interest income                                                   (121,745)               (4,052)
   Other expense                                                          509                14,198
   Interest expense                                                     4,339                 4,141
   Currency exchange (gains) losses                                   (11,219)                   60
   (Gain) loss on disposal of asset                                     4,828                   (99)
                                                            -----------------     -----------------
   Total Other (Income) Expense                                      (123,287)               14,248
                                                            -----------------     -----------------

Loss before income taxes and minority interest                        (41,097)           (1,841,320)

Provision for income taxes                                                 --               102,630
                                                            -----------------     -----------------

Net loss before minority interest                                     (41,097)           (1,943,950)

Net income (loss) attributable to minority interest                     1,042               (13,242)
                                                            -----------------     -----------------

Net loss                                                              (42,138)           (1,930,708)

Other Comprehensive item

        Foreign Currency Translation                                  (37,418)              (86,364)
                                                            -----------------     -----------------

Comprehensive Loss                                          $         (79,556)    $      (2,017,072)
                                                            =================     =================

Basic & diluted net loss per share                          $          (0.000)    $          (0.019)
                                                            =================     =================

Weighted average shares of share capital outstanding
  - basic & diluted                                               100,000,000           100,000,000
                                                            =================     =================

   The accompanying notes are an integral part of these financial statements.

                          AVEROX INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

                                                                              2009            2008
                                                                          -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                               $   (42,138)    $(1,930,708)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
   Bad debts                                                                   (8,981)        284,700
   Shares to be issued to employees                                             3,407              --
   (Gain) / loss on sales of fixed assets                                       4,828             (99)
   Depreciation and amortization                                              218,922          50,363
   Deferred income tax                                                             --          96,523
   Minority interest                                                            1,042         (13,242)
   (Increase) / decrease in assets:
      Accounts receivable                                                    (132,569)        (28,844)
       Other receivables, deposits and prepaid expenses                      (140,498)         20,859
      Loans and advances                                                        7,266         (51,066)
   Increase in liabilities:
      Accounts payable and accrued expenses                                  (170,533)         60,489
      Deferred revenue                                                        168,147              --
      Provision for income tax                                                 97,959              --
                                                                          -----------     -----------

   Net cash provided by (used in) operations                                    6,851      (1,511,025)
                                                                          -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Proceed from sale of property and equipment                                  3,182          16,882
   Acquisition of intangible assets                                                --            (545)
   Acquisition of property and equipment                                      (44,797)        (85,076)
                                                                          -----------     -----------

   Net cash used in investing activities                                      (41,615)        (68,739)
                                                                          -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from subscription receivable                                      477,523         918,998
   Payment on capital lease                                                    (6,146)        (37,070)
                                                                          -----------     -----------

   Net cash provided by financing activities                                  471,377         881,928
                                                                          -----------     -----------

   Effect of exchange rate changes on cash and cash equivalents               (61,210)        (61,356)
                                                                          -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          375,403        (759,192)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                                   16,520         775,712
                                                                          -----------     -----------

CASH AND CASH EQUIVALENTS, ENDING BALANCE                                 $   391,923     $    16,520
                                                                          ===========     ===========

SUPPLEMENTAL DISCLOSURES:

   Cash paid during the years for:

        Interest                                                          $     4,339     $     4,141
                                                                          ===========     ===========
        Income tax                                                        $        --     $        --
                                                                          ===========     ===========

   Non Cash transactions:

        Intangible asset purchased                                        $ 1,000,000     $        --
                                                                          ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                          AVEROX INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY / (DEFICIT)
                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008


                                                                                                      (Accumulated
                                                              Additional                                deficit)         Total
                                               Capital Stock   Paid in    Comprehensive  Subscription    Retained    Stockholders'
                                     Shares       Amount       Capital       Income       Receivable     Earnings   Equity/(Deficit)
                                  -----------   ----------    ----------    ---------    -----------   -----------  ----------------
 Balance June 30, 2007             10,000,000   $   40,000    $2,583,779    $ 167,872    $(1,396,521)  $  (408,725)   $   986,405
                                  -----------   ----------    ----------    ---------    -----------   -----------    -----------

Shares issued for subscription
  receivable                                                                                                                   --

10-1 stock split                   90,000,000      360,000      (360,000)

Foreign currency translation loss                                             (86,364)                                    (86,364)

Subscription receivable                                                                      918,997                      918,997

Net loss for the fiscal year
  ended June 30, 2008                                                                                   (1,930,708)    (1,930,708)

                                  -----------   ----------    ----------    ---------    -----------   -----------    -----------

 Balance June 30, 2008            100,000,000   $  400,000    $2,223,779    $  81,508    $  (477,524)  $(2,339,433)   $  (111,670)
                                  -----------   ----------    ----------    ---------    -----------   -----------    -----------

Foreign currency translation
  loss                                                                        (37,418)                                    (37,418)

Payments on subscription
  receivable                                                                                 477,524                      477,524

Net loss for the fiscal year
  ended June 30, 2009                                                                                      (42,138)       (42,138)

                                  -----------   ----------    ----------    ---------    -----------   -----------    -----------

 Balance June 30, 2009            100,000,000   $  400,000    $2,223,779    $  44,090    $        (0)  $(2,381,571)   $   286,298
                                  -----------   ----------    ----------    ---------    -----------   -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                          AVEROX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009

Note A - ORGANIZATION

      Averox, Inc., formerly Flickering Star Financial, Inc. ("Averox"), was incorporated on November 25, 1996 under the laws of the State of Nevada. On November 13, 2006, Averox Inc., consummated the transactions contemplated by a certain Share Exchange Agreement dated October 30, 2006, by and among Averox, certain shareholders of Averox, Averox FZ-LLC (formerly Pearl Consulting FZ-LLC), Averox (Private) Limited (formerly Pearl Consulting (Private) Limited) and Salman Mahmood (the "Exchange Agreement"). Averox FZ-LLC ("Averox Dubai"), a free zone limited liability company organized under the Laws of Dubai, was incorporated on November 9, 2004. Averox (Private) Limited ("Averox Pakistan"), a private limited company organized under the laws of Pakistan, was organized on March 19, 2003. Averox Telecomunication, LLC was organized under the laws of United Arabs Emirates on August 28, 2008. When used in these notes, the terms "Company," "we," "our," or "us" mean Averox and its consolidated subsidiaries Averox Dubai, Averox Telecommunication and Averox Pakistan.

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

      Basis of Consolidation

      The consolidated financial statements include the accounts of Averox, Inc. and its wholly owned subsidiary Averox Dubai and majority owned Averox Pakistan and Averox Telecommunication. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

      Revenue Recognition

      The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104") and The American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," and Accounting Research Bulletin 45 (ARB 45) "Long-Term Construction Type Contracts." The Company's revenue recognition policy is as follows:

      License Revenue: The Company recognizes revenue from license contracts without major customization when a non-cancelable, non-contingent license agreement has been signed, delivery of the software has occurred, the fee is fixed or determinable, and collectibilty is probable. Revenue from the sale of licenses with major customization, modification, and development is recognized on a percentage of completion method, in conformity with ARB 45 and SOP 81-1. Revenue from the implementation of software is recognized on a percentage of completion method, in conformity with Accounting Research Bulletin ("ARB") No. 45 and SOP 81-1. Any revenues from software arrangements with multiple elements are allocated to each element of the arrangement based on the relative fair values using specific objective evidence as defined in the SOPs. An input measure of "Unit of Work Completed" is used to determine the percentage of completion which measures the results achieved at a specific date. Units completed are certified by the Project Manager and EVP IT/ Operations.

      Services Revenue: Revenue from consulting services is recognized as the services are performed for time-and-materials contracts. Revenue from training and development services is recognized as the services are performed. Revenue from maintenance agreements is recognized ratably over the term of the maintenance agreement, which in most instances is one year.

      Unearned Revenue: Unearned Revenue is broken down into three main categories; a) annual maintenance contracts whereby the annual fee is collected at the beginning of the service period and recognized on a pro-rata basis over the life of the contract, b) service revenue connected to those contracts which the implementation and development segments are recognized on the percentage of completed method; and c) customized development projects for existing customers to modify their version of the product to better meet their individual needs which are recognized on the percentage of completion method. Unearned revenue was $161,595 and $ 0 as of June 30, 2009 and June 30, 2008 respectively.

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

      Translation Adjustment

      As of June 30, 2009 and 2008, the accounts of Averox Pakistan were maintained, and its financial statements were expressed, in PKR. Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards No. 52, "Foreign Currency Translation," with the PKR as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders' equity (deficit) is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income," as a component of shareholders' equity (deficit).

      Allowance for Doubtful Accounts

      The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Allowance for doubtful debts amounted to $473,707 and $583,593 as of June 30, 2009 and June 30, 2008, respectively.

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

               Equipment                             3 -5 years
               Furniture & Fixtures                  5 -10 years
               Motor Vehicles                        5 years

      As of June 30, 2009 and June 30, 2008 property, plant and equipment consisted of the following:

                                             June 30, 2009   June 30, 2008
                                              -----------     -----------
            Furnitures and fixtures           $    25,015     $    35,727
            Office equipment                      136,523         117,835
            Motor Vehicle                          86,529          97,954
                                              -----------     -----------

                                                  248,067         251,516

            Accumulated depreciation             (136,508)       (120,024)
                                              -----------     -----------

                                              $   111,559     $   131,492
                                              ===========     ===========

      Depreciation expense was $38,814 and $50,363 for the years ended June 30, 2009 and 2008.

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

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2009 there were no significant impairments of its long-lived assets.

      As of June 30, 2009 and June 30, 2008, Intangible Assets consist of the following:

                                         June 30, 2009     June 30, 2008
                                         -------------     -------------
      Software and intellecutal rights   $   1,003,001     $       3,595
      Accumulated amortization                (182,748)               --
                                         -------------     -------------
                                         $     820,253     $       3,595
                                         =============     =============

Amortization expense for the twelve month periods ending

      June 30, 2010                      $ 200,361
      June 30, 2011                        200,000
      June 30, 2012                        200,000
      June 30, 2013                        200,000
      June 30, 2014                         19,892
                                         ---------
                                         $ 820,253
                                         =========

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

      In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning July 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after June 30, 2009.

      EITF Issue No. 07-5, "Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity's Own Stock" (EITF 07-5) was issued in June 2008 to clarify how to determine whether certain instruments or features were indexed to an entity's own stock under EITF Issue No. 01-6, "The Meaning of "Indexed to a Company's Own Stock" (EITF 01-6). EITF 07-5 applies to any freestanding financial instrument (or embedded feature) that has all of the characteristics of a derivative as defined in FAS 133, for purposes of determining whether that instrument (or embedded feature) qualifies for the first part of the paragraph 11(a) scope exception. It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity's own stock, regardless of whether it has all of the characteristics of a derivative as defined in FAS 133, for purposes of determining whether to apply EITF 00-19. EITF 07-5 does not apply to share-based payment awards within the scope of FAS 123(R), Share-Based Payment (FAS 123(R)). However, an equity-linked financial instrument issued to investors to establish a market-based measure of the fair value of employee stock options is not within the scope of FAS 123(R) and therefore is subject to EITF 07-5.

      The guidance is applicable to existing instruments and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Management is currently considering the effect of this EITF on financial statements for the year beginning July 1, 2009.

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

Note C - CONTINGENCIES

      The Company has filed a suit in the Court of Civil Judge, First Class, Islamabad against M/s ATIS Systems GmbH for declaration, temporary and permanent prohibitory and mandatory injunction, rendition of accounts, and recovery of money/damages worth USD $11,300,00, Euros $644,179 and Pakistan Rupees $300,750,000. The case is still pending and no estimation of damages could be made as of June 30, 2009.

Note D - GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained net losses of $2,381,571 since its inception and has negative working capital of $567,989 as of June 30, 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The Company has taken certain restructuring and cost cutting measures to provide the necessary capital to continue its operations and improve its cash flows. The Company improved cash flows from $1,511,025 used in operations during the year ended June 30, 2008 to cash provided by operations of $6,851 during the year ended June 30, 2009.

      In addition Company management is looking to: (1) acquire profitable operations through issuance of equity instruments; (2) to continue actively seeking additional funding and restructure the acquired subsidiaries to increase profits and minimize the liabilities and (3) expand its product line to diversify sales and create a larger base.

Note E -INCOME TAXES

      The Company is registered in the State of Navada and has operations in primarily three tax jurisdictions - Dubai, Pakistan and the United States. For certain operations in the US, the Company has incurred net accumulated operating losses for income tax purposes The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at the location as of June 30, 2009. Accordingly, the Company has no net deferred tax assets.

      The provision for income taxes from continuing operations on income consists of the following for the years ended June 30, 2009 and 2008:

                                                 June 30, 2009   June 30, 2008
                                                  -----------     -----------
US current income tax expense (benefit)
Federal                                           $        --     $        --
State                                                      --              --
                                                  -----------     -----------

Pakistan current income tax expense                        --         102,630
                                                  -----------     -----------

Total provision for income tax                    $        --     $   102,630
                                                  ===========     ===========


      The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

                                                 June 30, 2009     June 30, 2008
                                                 -------------     -------------
Tax expense (credit) at statutory rate- federal           34%               34%
State tax expense net of federal tax                       6%                6%
                                                   ---------         ---------
Changes in valuation allowance                           (40%)             (40%)
                                                   ---------         ---------

Foreign income tax- Pakistan                              35%               35%
Exempt from income tax due to loss                       (35%)             (35%)
                                                   ---------         ---------
Tax expense at actual rate                                --                --
                                                   ---------         ---------


      United States of America

      As of June 30, 2009, the Company in the United States had approximately $698,862 in net operating loss carry forwards available to offset future taxable income. Federal net operating losses can generally be carried forward 20 years. The deferred tax assets for the United States entities at June 30, 2009 consists mainly of net operating loss carry forwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future. The following table sets forth the significant components of the net deferred tax assets for operation in the US as of June 30, 2009 and June 30, 2008.

                                                 June 30, 2009    June 30, 2008
                                                 -------------    -------------

Net operating loss carry forward                   $ 698,462        $ 650,401
Total deferred tax assets                            279,385          221,136
Less: Valuation allowance                           (279,385)        (221,136)
                                                   ---------        ---------
Net deferred tax assets                            $      --        $      --
                                                   =========        =========


Pakistan

Averox Pakistan is governed by the Income Tax Laws of Pakistan. Pursuant to the Central Board of Revenue Government of Pakistan, Averox Pakistan is subject to a tax rate of 35%. Income taxes are recognized for the amount of taxes payable for the current year and for the impact of deferred tax liabilities and assets, which represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. The following table sets forth the significant components of the net deferred tax assets for operation in Pakistan as of June 30, 2009 and June 30, 2008.

                                                   June 30, 2009   June 30, 2008
                                                    -----------     -----------

Leasehold improvement                               $   475,351     $   583,414
Total deferred tax assets                               166,373         204,195
Less: valuation allowance                              (166,373)       (204,195)
                                                    -----------     -----------
Net deferred tax assets                             $        --     $        --
                                                    ===========     ===========


Aggregate net deferred tax assets

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of June 30, 2009 and June 30, 2008:

                                                   June 30, 2009   June 30, 2008
                                                    -----------     -----------
Aggregate
Deferred tax asset- US                              $   279,385     $   221,136
Deferred tax asset- Pakistan                            166,373         204,195
                                                    -----------     -----------
   Total deferred tax assets                            445,758         425,331
Less: valuation allowance                              (445,758)       (425,331)
                                                    -----------     -----------
Net deferred tax asset                              $        --     $        --
                                                    ===========     ===========


Note F- OTHER COMPREHENSIVE INCOME

      Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at June 30, 2009 are as follows:

                                                       Accumulated Other
                                                      Comprehensive loss
                                                      ------------------
          Balance at June 30, 2007                       $    167,872

          Change for the year 2008                            (86,364)
                                                         ------------
          Balance at June 30, 2008                             81,508

          Change July 1, 2008 to June 30, 2009                (37,418)
                                                         ------------
          Balance at June 30, 2009                       $     44,090
                                                         ============


Note G - COMMITTMENTS

      The Company leases various office facilities in Pakistan under operating leases that terminate on various dates. Rental expense for these leases consisted of $26,201 for the twelve month period ended June 30, 2009. The Company has future minimum lease obligations as follows:

            June 30,
            2010                  $     21,415
            2011                        22,575
            2012                  $         --
                                  ------------
            Total                 $     43,991
                                  ============


Note H - MAJOR CUSTOMERS AND VENDORS

      For the year ended June 30, 2009 we had three customers which accounted for 10%, 24% and 56% of our sales. There is approximately $552,099 receivable from these customers as of June 30, 2009. For the year ended June 30, 2008 we have three customers which account for approximately 79% of our sales. There is approximately $234,806 receivable from these customers as of June 30, 2008.

      For the year ended June 30, 2009 we had four major vendors which accounted for approximately 12%, 12%, 18% and 54% of our purchases. As of June 30, 2009, we have $4,907 payable to these vendors. For the year ended June 30, 2008 we have 5 major vendors which account for approximately 32% of our purchases. None of these vendor, however, account for more than 10% of our purchases of the year. As of June 30, 2008, we have approximately $39,666 in payable to these vendors.

Note I - CURRENT VULNERABILITY DUE TO RISK FACTORS

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

Note J - SUBSCRIPTION RECEIVABLE

      On November 13, 2006, Averox entered into the Stock Purchase Agreement pursuant to which HALO Investments Ltd. (the "Investor") purchased an aggregate of 380,000 shares of common stock (the "Share Sale") for aggregate gross proceeds of $2,650,000, of which $150,000 was to be paid on November 13, 2006 and the balance was to be paid in installments and was evidenced by two notes, one interest bearing and one non-interest bearing note. The interest bearing note in the aggregate principal amount of $1,850,000, bears interest at the rate of prime plus 2.5%, has a maturity of November 13, 2007 and principal installments were payable as follows: $250,000 together with interest payable on January 13, 2007; $250,000 together with interest payable on March 13, 2007; $350,000 together with interest payable on May 13, 2007; $500,000 together with interest payable on July 13, 2007; and the $500,000 balance together with interest payable on November 12, 2007. The non-interest bearing note in the aggregate principal amount of $650,000 was payable over 24 months at Averox's request provided certain conditions are met. Pursuant to the Stock Purchase Agreement, Averox has granted the Investor a right of first refusal on financings Averox may do in the future.

      On October 25, 2007, the Company and HALO Investments Ltd. (the"Investor") amended and restated the promissory note for $1,850,000. The new payment plan required that the sum of $65,000 together with interest shall be paid on or before the first date of each month beginning with the month of November, 2007 up to and including the month of August, 2008 and the remaining principal balance of this note with interest shall be paid on or before September 1, 2008. As of June 30, 2009, all subscription receivables have been received.

Note K - ACQUISITION

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

      A summary of the assets acquired in the acquisition is as follows:

          Value of the net assets acquired from Provisus          $ 1,000,000

          Consideration                                             1,000,000
--------------------------------------------------------------------------------

          Excess of consideration over the net assets             $       Nil

      The operations of Provisus were insignificant during the period and hence, no proforma has been presented.

Note L - STOCK SPLIT

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

Note M - RELATED PARTY

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

Note N - SUBSEQUENT EVENTS

      On July 1, 2009 the Company issued stock awards to thirty one (31) employees amounting to 48,675 shares of the company stock in recognition of services rendered during the last 2 years. In order to receive the stock award the employees must remain employed until July 1, 2010 at which time the shares will be issued to them. If an employee leaves prior to this date they will forfeit 100% of the stock award.

      In accordance with SFAS No. 123(R) the Company accrued a liability as of June 30, 2009 in its financial statements to account for this additional compensation. The Company recorded the fair value of the stock as of July 1, 2009, $3,407, as "stock to be issued".