Form 10-K/A
period 2009-06-30
AVEROX INC.
filed 2009-10-16
CIK 1096656

---------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

100,000,000 shares of Common Stock were outstanding at October 12, 2009.

                       DOCUMENTS INCOPORATED BY REFERENCE
                       ----------------------------------
                                     None.

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

21.1        Subsidiaries of Small Business Issuer (5)

23.1        Consent of Morgenstern, Svoboda & Baer CPA's P.C.

31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)

31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)

32.1        Chief Executive Officer's Certificate, pursuant to 18 U.S.C.,
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

32.2        Chief Financial Officer's Certificate, pursuant to 18 U.S.C.,
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

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


Dated:  October 13, 2009          By: /s/ Graham Hill
                                      ------------------------------------------
                                      Graham Hill
                                      Director

                          AVEROX, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009

                                TABLE OF CONTENTS

Reports of Independent Registered Public Accounting Firm               F-1 - F-2

Consolidated Balance Sheets                                                  F-3

Consolidated Statements of Operations                                        F-4

Consolidated Statements of Cash Flow                                         F-5

Consolidated Statements Stockholders' Equity/(Deficit)                       F-6

Notes to Consolidated Financial Statements                                   F-7

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